Form 10-K
period 2021-12-31
TRANS GLOBAL GROUP, INC.
filed 2022-03-29
CIK 1891791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File No. 000-56383

Trans Global Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0298190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2701, Block A Zhantao Technology Building Minzhi Street, Shenzhen Guangdong Province - China	518000
(Address of principal executive offices)	(Zip Code)

+86 138 2338 3535

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of such shares on the OTC markets as of March 18, 2022, was approximately $406,078,614.

As of March 18, 2022, there were 20,665,578,306 shares of common stock, par value $0.001 per share issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	We have no current business operations and have no assets. Unless we obtain additional capital or acquire an operating company, the Company will not be able to undertake significant business activities.

●	The Company’s business plan contemplates that it will acquire an operating company in exchange for the majority of its common stock. If that occurs, management will determine the nature of the company that is acquired. Investors in the Company will have to rely on the business acumen of management in determining that the acquisition is in the best interest of the Company. If management lacks sufficient skill to operate successfully, the Company’s shares may lose value.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we,” “us,” “our,”, “Company” and “Trans Global” mean Trans Global Group, Inc., unless the context clearly indicates otherwise.

ii

PART I

ITEM 1. BUSINESS

General Background of the Company

Trans Global Group, Inc. (the “Company”) was originally incorporated in Colorado on April 2, 1979 as Teletek, Inc. On April 9, 1993, the Company effected a merger with a newly formed wholly-owned subsidiary (formed March 17, 1993) for the primary purpose of changing its domicile to Delaware. On October 2007, the Company changed its name to Trans Global Group, Inc. The Company reincorporated to Florida from March 2014, through September 2017, and changed its name to Cannabis Consortium, Inc. in September 2017. On September 18, 2017, the Company filed with the State of Delaware to move the Company’s State of domicile from Florida to Delaware. On September 19, 2017, the Company filed conversion documents with the State of Florida moving its domicile to Delaware. In connection with the change in domicile, the Company changed its name from Cannabis Consortium, Inc. back to Trans Global Group, Inc.

From inception through 1996, the Company was engaged in various facets of the telecommunications industry, including providing long-distance telecommunications services, consisting primarily of direct dial international long-distance telephone transmissions from the United States for commercial customers. In 1996, the Company ceased telecommunications operations.

In 2007, the Company changed management and began seeking new partners or new business ventures.

The Company acquired Ecosafe Insulation of Florida, LLC in October of 2009. Ecosafe was had entered into an agreement to acquire Ecosafe Foam from American Green Group, Inc. The Company elected to not complete that acquisition and in April 2010, acquired two other entities All Weather Insulation, Inc, which was in the business of building spray and injection foam rigs and trailers for the spray and injection foam insulation industry, and Kazore Holdings, Inc., which was in the business of providing conceptual design, custom programming, SEO, campaign management, printing, iPhone application development, email marketing, SMS text marketing and many other marketing strategies both on and off line. On February 3, 2011, the Company entered into a rescission agreement with Kazore Holdings, Inc. dba Full Spectrum Media, effective as of December 31, 2010. On March 31, 2011 the Company entered into a rescission agreement with All Weather Insulation, Inc.

On April 1, 2011 the Company purchased the assets and liabilities of FederaLED, LLC, which was in the business of providing cost-effective Light Emitting Diode lighting technology, with a primary focus on the government markets. By September 2017, FederaLED was no longer an active part of the Company, and the domain names were sold off in 2014.

On January 9, 2012 the Company acquired VersaGreen Energy Corporation, which was engaged in the General Construction, Renewable and Solar Energy sector.

During June 2014 the Company entered into two more Share Exchange Agreements one with International Green Building Group, Inc., and the other with Red Fox Bonding, LLC. The closing that took place with International Green Building Group, Inc. was rescinded as of December 31, 2014.

In January 2016, the Company entered into consulting agreements to provide consulting services such as strategic planning and investor relations and to oversee and manage communication and filings for the three (3) companies. In February 2016, the Company rescinded its consulting agreements citing a change in the Company’s direction.

On February 19, 2016, the Company decided that the Company would need to reverse merge a company with audited financials in order to instill market value into the Company, and on October 5, 2016 control of the Issuer was assumed by Baron Capital Enterprise. On April 21, 2017 control of the Issuer was transferred to the then CEO Matthew Dwyer.

On September 19, 2017, International Green Group, Inc. (formerly known as Rollings.Com, Inc., a subsidiary acquired in November 3, 2010), became Cannabis Consortium, Inc. On January 18, 2017 the Company completed an assignment with Bahamas Development Corporation whereby the two companies exchanged 1,214,000 shares of Cannabis Consortium for 1,214,000 of Bahamas Development Corporation. As a result of the transaction Cannabis Consortium become majority owned by Bahamas Development Corporation. Cannabis Consortium granted the Company exclusive marketing rights to a list of named products through a master distributorship agreement.

In May 2018, the Company elected to expand its business development activities and pursue a new line of products which are edible sauces that can be infused with THC and/or CBD. Through 2019, the Company had two different businesses 1) is a plastic manufacturer of its device(s) which can be shipped worldwide and have numerous applications, 2) is the creation of a line of edible sauces that can be infused with CBD and/or THC giving each sauce flavor three product lines.

In November 2019, the Company and Integrated Cannabis Solutions, Inc. began discussions for the sale of certain of the Company’s IP assets. On April 12, 2019 TGGI, IGPK, and the Seller reached an understanding whereby the attempted acquisition was unsuccessful. The final transaction did not take place and no monies exchanged hands.

The Company can currently be defined as a “shell” company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company will act a holding company, and plans to establish subsidiaries in Hong Kong, and/or the Cayman Islands. Such subsidiaries will then acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company has no particular acquisitions in mind and has not currently entered into any negotiations regarding such an acquisition. The Company’s officer and director has not engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date hereof.

Our major shareholders and headquarters are located in China and we plan to acquire operating assets and businesses in China. We will face various legal and operational risks and uncertainties related to having substantially all of our operations in China. In addition, if any of the assets or businesses that we acquire are on the 2021 Negative List promulgated by the Ministry of Commerce of the PRC (the “MOFCOM”) and the National Development and Reform Commission of China (“NDRC”), we may not be able to conduct our business through such subsidiaries without being subject to restrictions imposed by the foreign investment laws and regulations of the PRC.

The PRC government has significant authority to exert influence on the ability of a China-based company, such as us, to conduct its business, accept foreign investments or list on a U.S. or other foreign exchange. For example, we face risks associated with regulatory approvals of offshore offerings, anti-monopoly regulatory actions, oversight on cybersecurity and data privacy, as well as the lack of PCAOB inspection on our auditors. Such risks could result in a material change in our operations and/or the value of our Stocks or could significantly limit or completely hinder our ability to offer or continue to offer Stocks and/or other securities to investors and cause the value of such securities to significantly decline or be worthless. See “Risk Factors — Risks Associated with doing business in China.”

The PRC government has significant oversight and discretion over the conduct of our business and may intervene with or influence our operations as the government deems appropriate to further regulatory, political and societal goals. See “Risk Factors — Risks Associated with doing business in China — Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to you and us.” The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding the industry of our future PRC subsidiaries that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless. See “Risk Factors — Risks Associated with doing business in China — The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China; — Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to you and us.”

We are currently not required to obtain permission from any of the PRC authorities to and issue our common stock shares to foreign investors. We will determine following acquisition of any subsidiaries whether we or such subsidiaries are required to obtain permission or approval from the PRC authorities including CSRC or Cyberspace Administration of China (the “CAC”) for any acquired operations. As we currently have no such subsidiaries, we have not yet applied for or received any denial for any operations. However, recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. In addition, we cannot assure you that relevant PRC government agencies would reach the same conclusion as we do or as advised by our PRC legal counsel. If we are wrong with regards to our interpretation of the PRC laws and regulations, or if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals to issue our common stock to foreign investors, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities. See “Risk Factors—Risks associated with doing business in China – Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to you and us; – The PRC legal system is evolving, and the resulting uncertainties could adversely affect us; – The approval of the CSRC or other PRC regulatory agencies may be required in connection with this registration under PRC law.”

Business Objectives of the Company

Since April 30, 2021, current management (which includes possible participation by our majority shareholder) has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an issuer who has complied with the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature and we have not established any particular criteria upon which we consider a business opportunity. This discussion of the proposed business herein is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

Management of the Company, which may also include the majority shareholder of the Company (“Management”) would have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its management in connection with this process. There are many criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review. A business combination may involve a company which may be financially unstable or in its early stages of development or growth. In evaluating a prospective business opportunity, we would consider, among other factors, the following:

●	costs associated with pursuing a new business opportunity;

●	the growth potential of the new business opportunity;

●	experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity;

●	necessary capital requirements;

●	the competitive position of the new business opportunity;

●	stage of business development;

●	the market acceptance of the potential products and services;

●	proprietary features and degree of intellectual property; and

●	the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, can not be ascertained with any degree of certainty.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will devote to the Company’s plan of operation.

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake. A business combination may involve the acquisition of or merger with a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, voting control issues and compliance with various federal and state securities laws.

The Company intends to conduct its activities to avoid being classified as an “Investment Company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

We voluntarily filed the Registration Statement on Form 10 to make information concerning ourselves more readily available to the public and to become eligible for listing on the OTCQB market sponsored by OTC Markets. Management believes that being a reporting company under the Securities Exchange Act will enhance our efforts to acquire or merge with an operating business.

As a result of our registration with the SEC, we will be obligated to file interim and periodic reports including an annual report with audited financial statements. This obligation will substantially increase the expenses incurred by the Company.

Any company that is merged into or acquired by us will become subject to the same reporting requirements as we. Thus, if we successfully complete an acquisition or merger, the acquired entity must have audited financial statements for at least the two most recent fiscal years, or if the acquired company has been in business for less than two years, audited financial statements must be available from its inception. This requirement limits our possible acquisitions or merger opportunities because many private companies either do not have audited financial statements or are unable to produce audited statements without long delay and substantial expense.

The Company’s common stock is subject to quotation on the OTC Markets Group, Inc. Pink Open Market Platform (“Pink Sheets”) under the symbol TGGI. There is currently only a limited trading market in the Company’s shares, nor do we believe that any active trading market has existed for approximately the last five years. There can be no assurance that there will be an active trading market for our securities following the effective date of this Registration Statement under the Securities Exchange Act of 1934, as amended (“Exchange Act”). In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether the trading market will provide liquidity to investors, or whether any trading market will be sustained.

General Overview

Competition.

In identifying, evaluating, and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and equity financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company’s combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company’s competitors. Many of these entities are well established and have extensive experience identifying and effecting business combinations, either directly or through affiliates. Many if not virtually most of these competitors possess far greater financial, human, and other resources compared to our resources. While we believe that there are numerous potential target businesses that we may identify, our ability to compete in acquiring certain of the more desirable target businesses will be limited by our limited financial and human resources. Our inherent competitive limitations are expected by management to give others an advantage in pursuing the acquisition of a target business that we may identify and seek to pursue. Further, any of these limitations may place us at a competitive disadvantage in successfully negotiating a business combination. Management believes that our status as a reporting public entity with potential access to the United States public equity markets may give us a competitive advantage over certain privately held entities having a similar business objective in acquiring a desirable target business with growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from existing competitors of the business we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including those with far greater financial, marketing, technical and other resources than the initial competitors in the industry in which we seek to operate. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

As of March 1, 2022, we employed a total of 0 full-time employees and 1 consultant. None of our employees are covered by a collective bargaining agreement. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Conflicts of Interest.

The Company’s management is not required to commit its full time to the Company’s affairs. As a result, pursuing new business opportunities may require a longer period of time than if management would devote full time to the Company’s affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of the Company. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company’s management has multiple business affiliations, our management may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization, and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what we believe will be in the best interests of the shareholders of the Company. The Company shall not enter into a transaction with a target business that is affiliated with management.

Challenges with Having Operations in China

Trans Global Group, Inc. is a Delaware holding company that plans to conduct substantially all of its operations and business in China through PRC based subsidiaries. As a result, our ability to pay dividends and to service any debt we may incur overseas largely depends upon dividends paid PRC subsidiaries to us. If any PRC subsidiary incurs debt on its own behalf, the instruments governing its debt may restrict its ability to pay dividends to us. In addition, a PRC subsidiary is permitted to pay dividends to us only out of its retained earnings, if any, as determined in accordance with the Accounting Standards for Business Enterprise as promulgated by the Ministry of Finance of the PRC, or the PRC GAAP.

Such structure involves unique risks to investors in our common stock. For a detailed description of the risk, see “Risk Factors”, including the risks described under the subsections headed “Risks Related to Our Business and Industry”, “Risks associated with doing business in China” and “Risks Related to the Market for our stock”. In particular, as we are to be a China-based company incorporated in Delaware, we face various legal and operational risks and uncertainties related to being based in and having substantially all of our operations in China. The PRC government has significant authority to exert influence on the ability of a China-based company, such as us, to conduct its business, accept foreign investments or list on a U.S. or other foreign exchange. For example, we face risks associated with regulatory approvals of offshore offerings, anti-monopoly regulatory actions, oversight on cybersecurity and data privacy, as well as the lack of PCAOB inspection on our auditors. Such risks could result in a material change in our operations and/or the value of our Stocks or could significantly limit or completely hinder our ability to offer or continue to offer Stocks and/or other securities to investors and cause the value of such securities to significantly decline or be worthless. The PRC government also has significant oversight and discretion over the conduct of our business and our operations may be affected by evolving regulatory policies as a result. The PRC government has recently published new policies that significantly affected certain industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. These risks could result in a material change in our operations and the value of our common stocks, or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. You should pay special attention to the subsection headed “Risks associated with doing business in China” below.

Recent Regulatory Developments

Draft Rules Regarding Overseas Listing

On December 24, 2021, the CSRC issued the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”, collectively with the Draft Administrative Provisions, the “Draft Rules Regarding Overseas Listing”), both of which are subject to public comments and have not taken effect yet. The Draft Rules Regarding Overseas Listing lay out the filing regulation arrangement for both direct and indirect overseas listing, and clarify the determination criteria for indirect overseas listing in overseas markets.

The Draft Rules Regarding Overseas Listing stipulate that the Chinese-based companies, or the issuer, shall fulfill the filing procedures within three working days after the issuer makes an application for initial public offering and listing in a foreign exchange. The required filing materials for an initial public offering and listing shall include but not limited to: record-filing report and related undertakings; regulatory opinions, record-filing, approval and other documents issued by competent regulatory authorities of relevant industries (if applicable); and security assessment opinion issued by relevant regulatory authorities (if applicable); PRC legal opinion; and prospectus. In addition, an issuer who issues overseas listed securities after initial public offering shall, within three working days after the completion of the issuance, submit required filing materials to the CSRC, including but not limited to: filing report and relevant commitment; and domestic legal opinion. Furthermore, an overseas offering and listing is prohibited under any of the following circumstances: (1) if the intended securities offering and listing is specifically prohibited by national laws and regulations and relevant provisions; (2) if the intended securities offering and listing may constitute a threat to or endangers national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) if there are material ownership disputes over the equity, major assets, and core technology, etc. of the issuer; (4) if, in the past three years, the domestic enterprise or its controlling shareholders or actual controllers have committed corruption, bribery, embezzlement, misappropriation of property, or other criminal offenses disruptive to the order of the socialist market economy, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (5) if, in past three years, directors, supervisors, or senior executives have been subject to administrative punishments for severe violations, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (6) other circumstances as prescribed by the State Council. The Draft Administration Provisions defines the legal liabilities of breaches such as failure in fulfilling filing obligations or fraudulent filing conducts, imposing a fine between RMB 1 million and RMB 10 million, and in cases of severe violations, a parallel order to suspend relevant business or halt operation for rectification, revoke relevant business permits or operational license.

At of the date of this Registration Statement, the Draft Rules Regarding Overseas Listings have not been promulgated, and we have not been required to obtain permission or filing from the PRC government authorities for any of our offerings. However, there is uncertainty in connection with whether we are required to obtain permissions or filing from the PRC government authorities with respect of our operations and/or offering once we have acquired our target PRC subsidiaries. In the event that the Draft Rules Regarding Overseas Listing take effect, we or any of our subsidiaries may be subject to the filing and compliance requirements, we cannot assure you that any of us will be able to receive clearance of such filing requirements in a timely manner, or at all. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer our securities, cause significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless. See “Risk Factors—The approval of the CSRC or other PRC regulatory agencies may be required under PRC law.”

Measures to Expanding Efforts in Anti-Monopoly Enforcement

The PRC Anti-Monopoly enforcement agencies have in recent years strengthened enforcement under the PRC Anti-Monopoly Law. In March 2018, the State Administration for Market Regulation (the “SAMR”), was formed as a new governmental agency to take over, among other things, the Anti-Monopoly enforcement functions from the relevant departments under the MOFCOM, the National Development Reform Committee (“NDRC”) and the State Administration for Industry and Commerce (the “SAIC”), respectively. Since its inception, the SAMR has continued to strengthen Anti-Monopoly enforcement. In December 2018, the SAMR issued the Notice on Anti-Monopoly Enforcement Authorization, which grants authorities to its province-level branches to conduct Anti-Monopoly enforcement within their respective jurisdictions. In September 2020, the SAMR issued Anti-Monopoly Compliance Guideline for Operators, which requires, under the PRC Anti-Monopoly Law, operators to establish Anti-Monopoly compliance management systems to prevent Anti-Monopoly compliance risks. On February 7, 2021, the Anti-Monopoly Commission of the State Council officially promulgated the Anti-Monopoly Guidelines for Internet Platforms. Pursuant to an official interpretation from the Anti-Monopoly Commission of the State Council, the Anti-Monopoly Guidelines for Internet Platforms mainly covers five aspects, including general provisions, monopoly agreements, abusing market dominance, concentration of undertakings, and abusing of administrative powers eliminating or restricting competition. On October 23, 2021, the SAMR released a draft amendment of Anti-Monopoly Law (the “AML”) for public comments for the first time since the 2008 AML came into effect. This is the second round of published draft amendments to the AML, which followed the previous set open for public consultation by the SAMR in January 2020. The draft amendments to the AML set out new substantive rules including safe harbor for monopoly agreements, introduced “stop-the-clock” mechanism and enhanced personal liability and monetary penalties for substantive violations.

As the Anti-Monopoly Guidelines for Internet Platforms and the amendments to the AML are newly published, we are unable to estimate its specific impact on our business, financial condition, results of operations and prospects and future acquisition of PRC subsidiaries. We cannot assure you that our business operations will comply with such regulations and authorities’ requirements in all respects. Any failure or perceived failure by us to comply such regulations and authorities’ requirements may result in governmental investigations or enforcement actions, lawsuits or claims against us and could have an adverse effect on our business, financial condition and results of operations upon our future acquisition of PRC subsidiaries.

Cybersecurity Measures and Draft Regulation Regarding Cyber Data Security

On December 28, 2021, the CAC, published the Measures for Cybersecurity Review (2021), which will come into effect on February 15, 2022 and replace the current Measures for Cybersecurity Review (2020). The Measures for Cyber Security Review specifies that the procurement of network products and services by operator of critical information infrastructure and the activities of data process carried out by Internet platform operator that raise or may raise “national security” concerns are subject to strict cyber security review by Office of Cyber Security Review established by the CAC. Before critical information infrastructure operator purchases internet products and services, it should assess the potential risk of national security that may be caused by the use of such products and services. If such use of products and services may give raise to national security concerns, it should apply for a cyber security review by the Cyber Security Review Office and a report of analysis of the potential effect on national security shall be submitted when the application is made. In addition, Internet platform operators that possess the personal data of over one million users must apply for a review by the Cyber Security Review Office, if they plan listing of companies in foreign countries. The CAC may voluntarily conduct cyber security review if any network products and services and activities of data process affects or may affect national security. It may take approximately 70 business days in maximum for the general cybersecurity review upon the delivery of their applications, which may be subject to extensions for a special review.

In addition, on November 14, 2021, the Administration Regulations on Cyber Data Security (Draft for Comments) (《网络数据安全管理条例（征求意见稿）》 ) (the “Draft Regulation”) was proposed by the CAC for public comments until December 13, 2021. The Draft Regulation stipulates that data processors which process the personal information of at least one million users must apply for a cybersecurity review if they plan listing of companies in foreign countries, and the Draft Regulation further requires the data processors that carry out the following activities to apply for cybersecurity review in accordance with the relevant laws and regulations: (i) the merger, reorganization or division of internet platform operators that have gathered a large number of data resources related to national security, economic development and public interests affects or may affect national security; (ii) the listing of the data processor in Hong Kong affects or may affect the national security; and (iii) other data processing activities that affect or may affect national security. Any failure to comply with such requirements may subject us to, among others, suspension of services, fines, revoking relevant business permits or business licenses and penalties. As advised by our PRC legal counsel, since the CAC is still seeking comments on the Draft Regulation from the public as of the date of the Annual Report, the Draft Regulation (especially its operative provisions) and its anticipated adoption or effective date are subject to further changes with substantial uncertainty.

As the Measures for Cyber Security Review and the Draft Regulation are newly published, the exact scope of “critical information infrastructure operators” and “data processing operators” under the draft measures and the current regulatory regime remains unclear, and the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws. Currently, the Measures for Cyber Security Review and the Draft Regulation have not materially affected our business and operations, but in anticipation of the strengthened implementation of cybersecurity laws and regulations and the continued expansion of our business, our future PRC subsidiary faces potential risks if we are deemed as a critical information infrastructure operator or data processing operator under the PRC cybersecurity laws and regulations. In such case, we must fulfill certain obligations as required under the PRC cybersecurity laws and regulations, including, among others, storing personal information and other important data collected and produced within the PRC territory as part of our operations in China (as we currently do in our operations), and we may be subject to lengthy cybersecurity review and other enhanced regulatory requirements when purchasing internet products and services or conducting data processing activities. We may face challenges in addressing such enhanced regulatory requirements and make necessary changes to our internal policies and practices in data privacy and cybersecurity matters. See “Risk Factors — Risks Related to Our Business and Industry — We may be liable for improper collection, use or appropriation of personal information provided by our customers.”

As of the date of this filing of the Annual Report, we have no operating subsidiaries involved in any investigations on cybersecurity review initiated by the CAC based on the draft measures, and we have not received any inquiry, notice, warning, sanctions in such respect or any regulatory objections to this registration. As of the date of this registration statement, recent regulatory actions by China’s government related to data security or anti-monopoly have not materially impacted our ability to conduct our business, accept foreign investments or list on a U.S. or other foreign exchanges. Based on existing PRC laws and regulations, as advised by our PRC legal counsel, neither we nor our subsidiaries are currently subject to any pre-approval requirement from the CAC to operate our business or conduct this registration, subject to PRC government’s interpretation and implementation of the Measures for Cyber Security Review and the Draft Regulation after it takes effect. However, we cannot assure you that relevant PRC government agencies, including the CAC, would reach the same conclusion as we do or as advised by our PRC legal counsel.

Governmental Regulations in Relation to the Company’s Businesses

This section set forth a summary of the principal PRC laws and regulations relevant to our business and operations in China.

Regulations Related to Foreign Investment

Guidance Catalogue of Industries for Foreign Investment

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Guidance Catalog, which was promulgated and is amended from time to time by Ministry of Commerce, or MOFCOM, and the National Development and Reform Commission, or NDRC. The Guidance Catalog lays out the basic framework for foreign investment in China, classifying businesses into three categories with regard to foreign investment: “encouraged,” “restricted” and “prohibited”. Industries not listed in the catalog are generally deemed as falling into a fourth category “permitted” unless specifically restricted by other PRC laws.

In addition, in June 2018 the MOFCOM and the NDRC promulgated the Special Management Measures (Negative List) for the Access of Foreign Investment, or the Negative List, which became effective on July 28, 2018 and was further updated on June 30, 2019, June 23, 2020 and January 1, 2022.

Foreign Investment Law

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law of the PRC, or the Foreign Investment Law, which came into effect on January 1, 2020 and replaced the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law of the PRC, the Sino-foreign Cooperative Joint Venture Enterprise Law of the PRC and the Wholly Foreign-invested Enterprise Law of the PRC, together with their implementation rules and ancillary regulations. The organization form, organization and activities of foreign-invested enterprises shall be governed, among others, by the PRC Company Law and the PRC Partnership Enterprise Law. Foreign-invested enterprises established before the implementation of the Foreign Investment Law may retain the original business organization and so on within five years after the implementation of this Law.

The Foreign Investment Law is formulated to further expand opening-up, vigorously promote foreign investment and protect the legitimate rights and interests of foreign investors. According to the Foreign Investment Law, foreign investments are entitled to pre-entry national treatment and are subject to negative list management system. The pre-entry national treatment means that the treatment given to foreign investors and their investments at the stage of investment access shall not be less favorable than that of domestic investors and their investments. The negative list management system means that the state implements special administrative measures for access of foreign investment in specific fields.

Foreign investors’ investment, earnings and other legitimate rights and interests within the territory of China shall be protected in accordance with the law, and all national policies on supporting the development of enterprises shall equally apply to foreign-invested enterprises. Among others, the state guarantees that foreign-invested enterprises participate in the formulation of standards in an equal manner and that foreign-invested enterprises participate in government procurement activities through fair competition in accordance with the law. Further, the state shall not expropriate any foreign investment except under special circumstances. In special circumstances, the state may levy or expropriate the investment of foreign investors in accordance with the law for the needs of the public interest. The expropriation and requisition shall be conducted in accordance with legal procedures and timely and reasonable compensation shall be given. In carrying out business activities, foreign-invested enterprises shall comply with relevant provisions on labor protection.

The Implementation Regulations of Foreign Investment Law of the PRC, adopted by the State Council on December 26, 2019 and came into effect on January 1, 2020, provides implementing measures and detailed rules to ensure the effective implementation of the Foreign Investment Law.

Regulation on Information Protection on Networks

On December 28, 2012, SCNPC issued Decision of the Standing Committee of the National People’s Congress on Strengthening Information Protection on Networks, pursuant to which network service providers and other enterprises and institutions shall, when gathering and using electronic personal information of citizens in business activities, publish their collection and use rules and adhere to the principles of legality, rationality and necessarily, explicitly state the purposes, manners and scopes of collecting and using information, and obtain the consent of those from whom information is collected, and shall not collect and use information in violation of laws and regulations and the agreement between both sides; and the network service providers and other enterprises and institutions and their personnel must strictly keep such information confidential and may not divulge, alter, damage, sell, or illegally provide others with such information.

On July 16, 2013, the Ministry of Industry and Information Technology, or the MIIT, issued the Provisions on the Protection of Personal Information of Telecommunication and Internet User, which was effective as of September 1, 2013. The requirements under this order are stricter and wider compared to the above decision issued by the National People’s Congress. According to the provisions, if a network service provider wishes to collect or use personal information, it may do so only if such collection is necessary for the services it provides. Furthermore, it must disclose to its users the purpose, method and scope of any such collection or usage, and must obtain consent from the users whose information is being collected or used. Network service providers are also required to establish and publish their protocols relating to personal information collection or usage, keep any collected information strictly confidential and take technological and other measures to maintain the security of such information. Network service providers are required to cease any collection or usage of the relevant personal information and provide services for the users to de-register the relevant user account, when a user stops using the relevant Internet service. Network service providers are further prohibited from divulging, distorting or destroying any such personal information, or selling or providing such personal information unlawfully to other parties. In addition, if a network service provider appoints an agent to undertake any marketing or technical services that involve the collection or usage of personal information, the network service provider is required to supervise and manage the protection of the information. The provisions state, in broad terms, that violators may face warnings, fines, public exposure and, criminal liability whereas the case constitutes a crime.

On June 1, 2017, the Cybersecurity Law of the PRC promulgated in November, 2016 by SCNPC became effective. This law also absorbed and restated the principles and requirements mentioned in the aforesaid decision and order, and further provides that, where an individual finds any network operator collects or uses his or her personal information in violation of the provisions of any law, regulation or the agreement of both parties, the individual shall be entitled to request the network operator to delete his or her personal information; if the individual finds that his or her personal information collected or stored by the network operator has any error, he or she shall be entitled to request the network operator to make corrections, and the network operator shall take measures to do so. Pursuant to this law, the violators may be subject to: (i) warning; (ii) confiscation of illegal gains and fines equal to one to ten times of the illegal gains; or if without illegal gains, fines up to RMB1,000,000; or (iii) an order to shut down the website, suspend the business operation for rectification, or revoke business license. Besides, responsible persons may be subject to fines between RMB10,000 and RMB100,000.

In October 2020, the Standing Committee of the National People’s Congress officially released the draft for the first reading of the Personal Information Protection Law, or the Draft Personal Information Protection Law, which provides detailed rules on handling personal information and legal responsibilities, including but not limited to the scope of personal information and the ways of processing personal information, the establishment of rules for processing personal information, and the individual’s rights and the processor’s obligations in the processing of personal information. The Draft Personal Information Protection Law also strengthens the punishment for those who illegally process personal information. As of the date of this registration statement, the Draft Personal Information Protection Law has not been formally adopted.

As we have discussed in “Recent Regulatory Developments-Cybersecurity Measures and Draft Regulation Regarding Cyber Data Security”, On December 28, 2021, the Cyberspace Administration of China, or the CAC, published the Cybersecurity Review Measures (2021), which will come into effect on February 15, 2022 and replace the current Cybersecurity Review Measures (2020).The Cybersecurity Review Measures provides that the operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. The Administration Regulations on Cyber Data Security (Draft for Comments) (《网络数据安全管理条例（征求意见稿）》 ) was proposed by the CAC for public comments until December 13, 2021.

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the PRC Data Security Law (《中华人民共和国数据安全法》), which has been taken effect on September 1, 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, as well as the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we will comply with such regulations in all respects and we may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. We may also become subject to fines and/or other sanctions which may have material adverse effect on our business, operations and financial condition.

On August 20, 2021, the Standing Committee of the National People’s Congress of China promulgated the PRC Personal Information Protection Law (《中华人民共和国个人信息保护法》), or the PIPL, which will take effect in November 2021. In addition to other rules and principles of personal information processing, the PIPL specifically provides rules for processing sensitive personal information. Sensitive personal information refers to personal information that, once leaked or illegally used, could easily lead to the infringement of human dignity or harm to the personal or property safety of an individual, including biometric recognition, religious belief, specific identity, medical and health, financial account, personal whereabouts and other information of an individual, as well as any personal information of a minor under the age of 14. Only where there is a specific purpose and sufficient necessity, and under circumstances where strict protection measures are taken, may personal information processors process sensitive personal information. A personal information processor shall inform the individual of the necessity of processing such sensitive personal information and the impact thereof on the individual’s rights and interests.

Regulations Related to Consumer Rights Protection

The Consumer Rights and Interests Protection Law of the PRC, or the Consumer Protection Law, promulgated by the SCNPC on October 31, 1993 and most recently amended on October 25, 2013 (effective as of March 15, 2014), and the Online Trading Measures issued by the SAIC on January 26, 2014 (effective as of March 15, 2014), set out the obligations of business operators and the rights and interests of the customers. For example, business operators must guarantee the quality, function, usage, term of validity, personal or property safety requirement of the goods and services and provide customers with authentic information about the goods and services. Consumer whose legitimate rights and interests are harmed in the purchase of goods or receipt of services rendered through an online trading platform may seek compensation from the seller or the service provider.

On March 15, 2021, the SAMR promulgated the Measures for the Supervision and Administration of Online Trading, or New Online Trading Measures, which will come into effect on May 1, 2021 and replace the above original Online Trading Measure. The New Online Trading Measures also apply to all online commerce business conducted through information networks in general, with particular emphasis on transactions through online social networking and online live streaming. Under the New Online Trading Measures, online trading operators shall perform relevant compliance obligations, such as registration with the SAMR, protection of customers’ personal information and fair competition.

Additionally, the Civil Code, which became effective on January 1, 2021 and replaced the Tort Liability Law of the PRC, provides that both internet users and internet service providers may be liable for the wrongful acts of users who infringe the lawful rights of other parties. If an internet user utilizes internet services to commit a tortious act, the party whose rights are infringed may request the internet service provider to take measures, such as removing or blocking the content, or disabling the links thereto, to prevent or stop the infringement. If the internet service provider does not take necessary measures after receiving such notice, it shall be jointly liable for any further damages suffered by the rights holder. Furthermore, if an internet service provider fails to take necessary measures when it knows that an internet user utilizes its internet services to infringe the lawful rights and interests of other parties, it shall be jointly liable with the internet user for damages resulting from the infringement.

Regulations Related to Intellectual Property Rights

Copyright

The Copyright Law of the PRC, or the Copyright Law, which took effect on June 1, 1991 and was amended in 2001, 2010 and 2020. The latest version will come into effect on June 1, 2021. Under the currently effective Copyright Law and its implementing regulations adopted in 2002 and amended in 2011 and 2013, Chinese citizens, legal persons, or other organizations will, whether published or not, enjoy copyright provides that Chinese citizens, legal persons, or other organizations shall, whether published or not, own copyright in their copyrightable works, which include, among others, works of literature, art, natural science, social science, engineering technology and computer software. Copyright owners enjoy certain legal rights, including right of publication, right of authorship and right of reproduction. The Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. In addition, the Copyright Law provides for a voluntary registration system administered by the China Copyright Protection Center, or the CPCC. According to the Copyright Law, an infringer of the copyrights shall be subject to various civil liabilities, which include ceasing infringement activities, apologizing to the copyright owners and compensating the loss of copyright owner. Infringers of copyright may also subject to fines and/or administrative or criminal liabilities in severe situations.

Pursuant to the Computer Software Copyright Protection Regulations promulgated by the State Council in 1991 and amended in 2001, 2011 and 2013 respectively, Chinese citizens, legal persons and other organizations shall enjoy copyright on software they develop, regardless of whether the software is released publicly. Software copyright commences from the date on which the development of the software is completed. The protection period for software copyright of a legal person or other organizations shall be 50 years, concluding on December 31 of the 50th year after the software’s initial release. The software copyright owner may go through the registration formalities with a software registration authority recognized by the State Council’s copyright administrative department. The software copyright owner may authorize others to exercise that and is entitled to receive remuneration.

Trademark

Trademarks are protected by the Trademark Law of the PRC, which was adopted in 1982 and subsequently amended in 1993, 2001, 2013 and 2019 as well as by the Implementation Regulations of the PRC Trademark Law adopted by the State Council in 1983 and as most recently amended on April 29, 2014. The Trademark Office under the SAIC handles trademark registrations. The Trademark Office grants a 10-year term to registered trademarks and the term may be renewed for another 10-year period upon request by the trademark owner. A trademark registrant may license its registered trademarks to another party by entering into trademark license agreements, which must be filed with the Trademark Office for its record. As with patents, the Trademark Law has adopted a first-to-file principle with respect to trademark registration. If a trademark applied for is identical or similar to another trademark which has already been registered or subject to a preliminary examination and approval for use on the same or similar kinds of products or services, such trademark application may be rejected. Any person applying for the registration of a trademark may not injure existing trademark rights first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such party’s use.

Domain name

The domain names are protected under the Administrative Measures on the Internet Domain Names, or the Domain Name Measures, which was promulgated by the MIIT and became effective in November 2017. The MIIT is the major regulatory body responsible for the administration of the PRC internet domain names, under supervision of which China Internet Network Information Center, or the CNNIC, is responsible for the daily administration of CN domain names and PRC domain names. Pursuant to the Domain Name Measures, the registration of domain names adopts the “first to file” principle and the registrant shall complete the registration via the domain name registration service institutions. In the event of a domain name dispute, the disputed parties may lodge a complaint to the designated domain name dispute resolution institution to trigger the domain name dispute resolution procedure in accordance with the CNNIC Measures on Resolution of the Domain Name Disputes, file a suit to the People’s Court, or initiate an arbitration procedure.

Regulations Related to Foreign Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, promulgated by the State Council in 1996 and most recently amended in 2008. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange or SAFE by complying with certain procedural requirements. By contrast, approval from or registration with appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, or SAFE Circular 59, which was most recently amended in 2015 and substantially amends and simplifies the current foreign exchange procedures. Pursuant to SAFE Circular 59, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts, and guarantee accounts, the reinvestment of Renminbi proceeds derived by foreign investors in China, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously.

In February 2015, SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment, or SAFE Circular 13, pursuant to which, instead of applying for approval regarding foreign exchange registrations of foreign direct investment and overseas direct investment from SAFE, entities and individuals may apply for such foreign exchange registrations from qualified banks. The qualified banks, under the supervision of SAFE, may directly review the applications and conduct the registration.

In March 2015, SAFE issued the Circular of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or SAFE Circular 19. Pursuant to SAFE Circular 19, a foreign-invested enterprise may, according to its actual business needs, settle with a bank the portion of the foreign exchange capital in its capital account for which the relevant foreign exchange administration has confirmed monetary capital contribution rights and interests (or for which the bank has registered the injection of the monetary capital contribution into the account). In addition, for the time being, foreign-invested enterprises are allowed to settle 100% of their foreign exchange capital on a discretionary basis. A foreign-invested enterprise shall truthfully use its capital for its own operational purposes within the scope of business. Where an ordinary foreign-invested enterprise makes domestic equity investment with the amount of foreign exchanges settled, the invested enterprise must first go through domestic re-investment registration and open a corresponding account for foreign exchange settlement pending payment with the foreign exchange administration or the bank at the place where it is registered.

In June 2016, SAFE promulgated the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, pursuant to which, in addition to foreign currency capital, enterprises registered in China may also convert their foreign debts, as well as repatriated fund raised through overseas listing, from foreign currency to Renminbi on a discretional basis. SAFE Circular 16 also reiterates that the use of capital so converted shall follow “the principle of authenticity and self-use” within the business scope of the enterprise. According to SAFE Circular 16, the Renminbi funds so converted shall not be used for the purposes of, whether directly or indirectly, (i) paying expenditures beyond the business scope of the enterprises or prohibited by laws and regulations; (ii) making securities investment or other investments (except for banks’ principal-secured products); (iii) granting loans to non-affiliated enterprises, except as expressly permitted in the business license; and (iv) purchasing non-self-used real estate (except for the foreign-invested real estate enterprises).

In January 2017, SAFE promulgated the Circular on Further Improving Reform of Foreign Exchange Administration and Optimizing Genuineness and Compliance Verification, or SAFE Circular 3, which stipulates several capital control measures with respect to the outbound remittance of profit from domestic entities to offshore entities, including (i) under the principle of genuine transaction, banks shall check board resolutions regarding profit distribution, the original version of tax filing records, and audited financial statements; and (ii) domestic entities shall hold income to account for previous years’ losses before remitting the profits. Further, pursuant to SAFE Circular 3, domestic entities shall make detailed explanations of the sources of capital and utilization arrangements, and provide board resolutions, contracts and other proof when completing the registration procedures in connection with an outbound investment.

On October 23, 2019, SAFE issued the Circular of the State Administration of Foreign Exchange on Further Promoting the Facilitation of Cross-border Trade and Investment, or SAFE Circular 28, which allows non-investment foreign-invested enterprises to make domestic equity investment with their capital funds in accordance with the law under the premise that such investment does not violate the existing special administrative measures (negative list) for foreign investment and the project invested in China is authentic and compliant. Pursuant to SAFE Circular 28, upon receiving the payment of consideration from a foreign investor for the equity transfer under foreign direct investment, the domestic transferor, with relevant registration certificates, can process the formalities for account opening, fund receipt, and foreign exchange settlement and use directly at the bank. The foreign investor’s deposit remitted from overseas or transferred from domestic accounts can be directly used for its lawful domestic capital contribution as well as domestic and overseas payment after the transaction is concluded.

On April 10, 2020, SAFE issued the Circular on Optimizing Administration of Foreign Exchange to Support the Development of Foreign-related Business, or SAFE Circular 8, pursuant to which, eligible enterprises are allowed to use the income under capital account, from such sources as capital funds, foreign debt and overseas listing, for domestic payment without having to provide supporting authentication materials to the banks for every transaction in advance, but the use of funds shall be true and compliant as well as conform to the existing administration regulations regarding use of income under capital account. The concerned bank shall conduct spot checking in accordance with the relevant requirements.

Regulations Related to Dividend Distribution

The principal regulations governing the distribution of dividends paid by WFOEs include the Company Law of PRC, which applies to both PRC domestic companies and foreign-invested companies, and the Foreign Investment Law and its implementing rules, which apply to foreign-invested companies. Under these regulations, WFOEs in China may pay dividends only out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. In addition, a WFOE in China is required to set aside at least 10% of its after-tax profits based on PRC accounting standards each year to its general reserves until its cumulative total reserve funds reaches 50% of its registered capital. These reserve funds, however, may not be distributed as cash dividends.

Regulations Related to Foreign Exchange Registration of Offshore Investment by PRC Residents

In July 2014, SAFE issued the Circular of the State Administration of Foreign Exchange on Issues concerning Foreign Exchange Administration over the Overseas Investment and Financing and Round-trip Investment by Domestic Residents via Special Purpose Vehicles, or SAFE Circular 37 which was most recently amended on June 15, 2018 and has replaced the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles (known as Circular 75). SAFE Circular 37 regulates foreign exchange matters in relation to the use of special purpose vehicles, or “SPVs,” by PRC residents or entities to seek offshore investment and financing or conduct round trip investment in China. Under SAFE Circular 37, an SPV refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or entities for the purpose of seeking offshore financing or making offshore investment, using legitimate domestic or offshore assets or interests, while “round trip investment” refers to the direct investment in China by PRC residents or entities through SPVs, namely, establishing foreign-invested enterprises to obtain the ownership, control rights and management rights. Circular 37 requires that, before making contribution into an SPV, PRC residents or entities are required to complete foreign exchange registration with SAFE or its local branch.

In February 2015, SAFE promulgated the SAFE Circular 13. SAFE Circular 13 has amended SAFE Circular 37 by requiring PRC residents or entities to register with qualified banks instead of SAFE or its local branch in connection with their establishment of an SPV.

In addition, pursuant to SAFE Circular 37, an amendment to registration or subsequent filing with qualified banks by such PRC resident is also required if there is a material change with respect to the capital of the offshore company, such as any change of basic information (including change of such PRC residents, change of name and operation term of the SPV), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions. Failure to comply with the registration requirements as set forth in SAFE Circular 37 and SAFE Circular 13, misrepresent on or failure to disclose controllers of foreign-invested enterprises that are established by round-trip investment may result in bans on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliates, and may also subject relevant PRC residents to penalties under the Foreign Exchange Administration Regulations of the PRC.

Regulations Related to Foreign Debt

As an offshore holding company, we may make additional capital contributions to PRC subsidiary subject to approval from the local department of commerce and the SAFE, with no limitation on the amount of capital contributions. We may also make loans to any PRC subsidiary subject to the approval from SAFE or its local office and the limitation on the amount of loans.

By means of making loans, we are subject to the relevant PRC laws and regulation relating to foreign debts. On January 8, 2003, the State Development Planning Commission, SAFE, and Ministry of Finance, or MOF, jointly promulgated the Circular on the Interim Provisions on the Management of Foreign Debts, or the Foreign Debts Provisions, which became effective on March 1, 2003, and was partially abolished on May 10, 2015. Pursuant to Foreign Debts Provisions, the total amount of foreign loans received by a foreign-invested company shall not exceed the difference between the total investment in projects as approved by the MOFCOM or its local counterpart and the amount of registered capital of such foreign-invested company. In addition, on January 12, 2017, the People’s Bank of China, or PBOC, issued the Circular on Full-Coverage Macro-Prudent Management of Cross-Border Financing, or the PBOC Circular 9, which sets out the statutory upper limit on the foreign debts for PRC non-financial entities, including both foreign-invested companies and domestic-invested companies, and the macro-prudential adjustment parameter is 1. Pursuant to the PBOC Circular 9, the foreign debt upper limit for both foreign-invested companies and domestic-invested companies is calculated as twice the net asset of such companies. As to net assets, the companies shall take the net assets value stated in their latest audited financial statement. On March 11, 2020, the PBOC and SAFE promulgated the Circular of the People’s Bank of China and the State Administration of Foreign Exchange on Adjusting the Macro-prudential Regulation Parameter for Full-covered Cross-border Financing, which provides that based on the current macro economy and international balance of payments, the macro-prudential regulation parameter as set forth in the PBOC Circular 9 is updated from 1 to 1.25.

The PBOC Circular 9 does not supersede the Foreign Debts Provisions. It provides a one-year transitional period from January 11, 2017, for foreign-invested companies, during which foreign-invested companies, such as our PRC subsidiary, could adopt their calculation method of foreign debt upper limit based on either the Foreign Debts Provisions or the PBOC Circular 9. The transitional period ended on January 11, 2018. Upon its expiry, pursuant to the PBOC Circular 9, PBOC and SAFE shall reevaluate the calculation method for foreign-invested companies and determine what the applicable calculation method would be. As of the date of this Registration Statement, neither the PBOC nor SAFE has promulgated and made public any further rules, regulations, notices, or circulars in this regard.

Regulations Related to Tax

Enterprise Income Tax

On March 16, 2007, the SCNPC promulgated the EIT Law, which was recently amended on December 29, 2018. On December 6, 2007, the State Council enacted the Regulations for the Implementation of the Enterprise Income Tax Law, which was amended on April 23, 2019. Under the EIT Law and relevant implementation regulations, both resident enterprises and non-resident enterprises are subject to the enterprise income tax so long as their income is generated within the territory of PRC. “Resident enterprises” are defined as enterprises that are established in China in accordance with PRC laws, or that are established in accordance with the laws of foreign countries but are actually or in effect controlled from within the PRC. “Non-resident enterprises” are defined as enterprises that are organized under the laws of foreign countries and whose actual management is conducted outside the PRC, but have established institutions or premises in the PRC, or have no such established institutions or premises but have income generated from inside the PRC. Under the EIT Law and relevant implementing regulations, a uniform corporate income tax rate of 25% is applied. If non-resident enterprises have not formed permanent establishments or premises in the PRC, or if they have formed permanent establishment or premises in the PRC but there is no actual relationship between the relevant income derived in the PRC and the established institutions or premises set up by them, however, enterprise income tax is set at the rate of 10% with respect to their income sourced from inside the PRC.

The EIT Law and its implementation rules permit certain “high and new technology enterprises strongly supported by the state” that independently own core intellectual property and meet statutory criteria, to enjoy a reduced 15% enterprise income tax rate.

According to the Administrative Rules for the Certification of High-Tech Enterprises, effective on January 1, 2008 and amended on January 29, 2016 (effective as of January 1, 2016), for each entity accredited as High Tech Enterprise, such status is valid for three years if it meets the qualifications for High Tech Enterprise on a continuing basis during such period.

Value-Added Tax (“VAT”)

The Provisional Regulations of the PRC on Value-added Tax was promulgated by the State Council on December 13, 1993, and most recently amended on November 19, 2017. The Detailed Rules for the Implementation of the Provisional Regulations of the PRC on Value-added Tax (Revised in 2011) were promulgated by the MOF on December 25, 1993 and were recently amended on October 28, 2011 (collectively with the VAT Regulations, the VAT Law). On April 4, 2018, MOF and SAT jointly promulgated the Circular on Adjustment of Value-Added Tax Rates, or MOF and SAT Circular 32. On March 20, 2019, MOF, SAT and General Administration of Customs, or GAC, jointly issued a Circular on Relevant Polices for Deepening Value-added Tax Reform, or MOF, SAT and GAC Circular 39, which became effective from April 1, 2019. According to the abovementioned laws and circulars, all enterprises and individuals engaged in the sale of goods, the provision of processing, repair and replacement services, sales of services, intangible assets, real property and the importation of goods within the territory of the PRC are the taxpayers of VAT. The VAT tax rates generally applicable are simplified as 13%, 9%, 6% and 0%, and the VAT tax rate applicable to the small-scale taxpayers is 3%.

Withholding Tax

The Enterprise Income Tax Law of the PRC provides that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors which do not have an establishment or place of business in the PRC, or which have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

Pursuant to an Arrangement Between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Incomes, or the Double Tax Avoidance Arrangement, and other applicable PRC laws, if a Hong Kong resident enterprise is determined by the competent PRC tax authority to have satisfied the relevant conditions and requirements under such Double Tax Avoidance Arrangement and other applicable laws, the 10% withholding tax on the dividends the Hong Kong resident enterprise receives from a PRC resident enterprise may be reduced to 5%. Based on the Circular on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, or the SAT Circular 81, issued on February 20, 2009, by the SAT, however, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment. According to the Circular on Several Questions regarding the “Beneficial Owner” in Tax Treaties, which was issued on February 3, 2018, by the SAT and took effect on April 1, 2018, when determining the applicant’s status of the “beneficial owner” regarding tax treatments in connection with dividends, interests or royalties in the tax treaties, several factors, including without limitation, whether the applicant is obligated to pay more than 50% of his or her income in 12 months to residents in third country or region, whether the business operated by the applicant constitutes the actual business activities, and whether the counterparty country or region to the tax treaties does not levy any tax or grant tax exemption on relevant incomes or levy tax at an extremely low rate, will be taken into account, and it will be analyzed according to the actual circumstances of the specific cases. This circular further provides that applicants who intend to prove his or her status of the “beneficial owner” shall submit the relevant documents to the relevant tax bureau according to the Announcement on Issuing the Measures for the Administration of Non-Resident Taxpayers’ Enjoyment of the Treatment under Tax Agreements.

Tax on Indirect Transfer

On February 3, 2015, the SAT issued the Circular on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Circular 7. Pursuant to SAT Circular 7, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises, may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include, inter alia, whether the main value of the equity interest of the relevant offshore enterprise derives directly or indirectly from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consist of direct or indirect investment in China or if its income is mainly derived from China; and whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure. According to SAT Circular 7, where the transferee fails to withhold any or sufficient tax, the transferor shall declare and pay such tax to the tax authority by itself within the statutory time limit. Late payment of applicable tax will subject the transferor to default interest. SAT Circular 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired on a public stock exchange. On October 17, 2017, the SAT issued the Circular on Issues of Tax Withholding regarding Non-PRC Resident Enterprise Income Tax, or SAT Circular 37, which further elaborates the relevant implemental rules regarding the calculation, reporting and payment obligations of the withholding tax by the non-resident enterprises. Nonetheless, there remain uncertainties as to the interpretation and application of SAT Circular 7. SAT Circular 7 may be determined by the tax authorities to be applicable to our offshore transactions or sale of our shares or those of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved.

Regulations Related to Employment and Social Welfare

Employment

The Labor Law of the PRC, which was promulgated on July 5, 1994, effective since January 1, 1995, and most recently amended on December 29, 2018, the Labor Contract Law of the PRC, which was promulgated on June 29, 2007, and amended on December 28, 2012, and the Implementation Regulations of the Labor Contract Law of the PRC, which was promulgated on September 18, 2008, are the principal regulations that govern employment and labor matters in the PRC. Under the above regulations, labor contracts shall be concluded in writing if labor relationships are to be or have been established between employers and the employees. Employers are prohibited from forcing employees to work above certain time limit and employers shall pay employees for overtime work in accordance to national regulations. In addition, wages may not be lower than the local minimum wage. Employers must establish a system for labor safety and sanitation, strictly abide by state standards, and provide relevant education to its employees. Employees are also required to work in safe and sanitary conditions.

Social Insurance and Housing Fund

Under the Social Insurance Law of the PRC that was promulgated by the SCNPC on October 28, 2010, and came into force as of July 1, 2011, and was most recently amended on December 29, 2018 (also the effective date), together with other laws and regulations, employers are required to pay basic pension insurance, unemployment insurance, basic medical insurance, employment injury insurance, maternity insurance, and other social insurance for its employees at specified percentages of the salaries of the employees, up to a maximum amount specified by the local government regulations from time to time. When an employer fails to fully pay social insurance premiums, relevant social insurance collection agency shall order it to make up for any shortfall within a prescribed time limit, and may impose a late payment fee at the rate of 0.05% per day of the outstanding amount from the due date. If such employer still fails to make up for the shortfalls within the prescribed time limit, the relevant administrative authorities shall impose a fine of one to three times the outstanding amount upon such employer.

In accordance with the Regulations on the Management of Housing Fund which was promulgated by the State Council in 1999 and most recently amended in March 2019 (which became effective as of March 24th 2019), employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employer and employee are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time.

Regulations Related to Mergers and Acquisitions and Overseas Listings

On August 8, 2006, six PRC governmental and regulatory agencies, including MOFCOM and the CSRC, promulgated the Rules on Acquisition of Domestic Enterprises by Foreign Investors, or the M&A Rules, governing the mergers and acquisitions of domestic enterprises by foreign investors that became effective on September 8, 2006, and was amended on June 22, 2009. The M&A Rules, among other things, requires that offshore SPVs that are controlled by PRC companies or individuals and that have been formed for overseas listing purposes through acquisitions of PRC domestic interest held by such PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. Furthermore, as introduced in “Recent Regulatory Developments-Draft Rules Regarding Overseas Listing”, on December 24, 2021, the CSRC, or the CSRC, issued the Administrative Provisions of the State Council Regarding the Oversee Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments), both of which lay out the filing regulation arrangement for both direct and indirect overseas listing, and clarify the determination criteria for indirect overseas listing in overseas markets.

ITEM 1A. RISK FACTORS

RISK FACTORS

The statements contained in or incorporated into this Form 10 that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition, or results of operations could be harmed.

Risks Related to Our Operations

Covid 19.

The coronavirus disease (COVID-19) pandemic has adversely affected, and other events (such as a significant outbreak of variations thereof or other infectious diseases could adversely affect), the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

If the disruptions posed by COVID-19 continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on our ability to raise additional equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

The Company has not identified a target business.

The Company’s effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry management deems appropriate. The Company currently has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, we are not limited to United States entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company’s management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses.

Management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community, who may present solicited or unsolicited proposals. Management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation in connection with a business combination. In no event, however, will we pay management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination.

In evaluating a prospective target business, management will consider, among other factors, the following:

●	financial condition and results of operation of the target company;

●	growth potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	stage of development of the products, processes, or services;

●	degree of current or potential market acceptance of the products, processes, or services;

●	proprietary features and degree of intellectual property or other protection of the products, processes, or services;

●	regulatory environment of the industry; and

●	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ shareholders. However, there can be no assurance that the Internal Revenue Service or applicable state tax authorities will necessarily agree with the tax treatment of any business combination we consummate.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us.

Future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.

In the future, acquire additional businesses that we believe could complement or expand our business or increase our customer base. Whether we realize the anticipated benefits from these acquisitions and related activities depends, in part, upon our ability to integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the performance of the management team and other personnel of the acquired operations. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs, including:

●	our inability to achieve the operating synergies anticipated in the acquisitions;

●	diversion of management attention from ongoing business concerns to integration matters;

●	difficulties in consolidating and rationalizing IT platforms and administrative infrastructures;

●	complexities associated with managing the geographic separation of the combined businesses and consolidating multiple physical locations where management may determine consolidation is desirable;

●	difficulties in integrating personnel from different corporate cultures while maintaining focus on providing consistent, high quality customer service;

●	possible cash flow interruption or loss of revenue as a result of change of ownership transitional matters; and

●	inability to generate sufficient revenue to offset acquisition costs.

Acquired businesses may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition, including cyber and other security vulnerabilities. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations or failed to fulfill their contractual obligations to the U.S. Government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairment in the future that could harm our financial results. In addition, if we finance acquisitions by issuing debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Acquisitions and/or the related equity financings could also impact our ability to utilize our NOL carryforwards. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. Acquisitions frequently involve benefits related to integration of operations. The failure to successfully integrate the operations or to otherwise realize any of the anticipated benefits of the acquisition could seriously harm our financial condition and results of operations. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful.

We also evaluate from time to time the potential disposition of assets or business that may no longer meet our growth, return and/or strategic objectives. Divestitures have inherent risks, including the possibility that any anticipated sale will be delayed or will not occur, the potential failure to realize the perceived strategic or financial merits of the divestment, difficulties in the separation of operations, services, information technology, products and personnel, unexpected costs associated with such separation, diversion of management’s attention from other business concerns and potential post-closing claims for alleged breaches of related agreements, indemnification or other disputes. A failure to successfully complete a disposition or to otherwise realize any of the anticipated benefits of a disposition could seriously harm our financial condition and results of operations.

Probable lack of business diversification.

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and result in our dependency upon the development or market acceptance of a single or limited number of products, processes, or services.

Limited ability to evaluate the target business’ management.

We cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications, or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

While it is possible that our director will remain associated in some capacity with the Company following a business combination, it is unlikely that she will devote her full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge, or experience necessary to enhance the incumbent management.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the years ended December 31, 2021 and 2020, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Although we have some cash on hand, there is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company’s shares of common stock.

The Company has a limited operating history and limited resources.

The Company’s operations have been limited to seeking a potential business combination and has had no revenues from operations. Investors will have no basis upon which to evaluate the Company’s ability to achieve the Company’s business objective, which is to effect a merger, capital stock exchange and/or acquire an operating business. The Company will not generate any revenues until, at the earliest, after the consummation of a business combination or acquiring an operating business.

Since the Company has not yet selected a target business with which to complete a business combination, the Company is unable to ascertain the merits or risks associated with any particular business or even the broader target industry.

Since the Company has not yet identified a particular industry or prospective target business, there is no basis for investors to evaluate the possible merits or risks of the target business which the Company may ultimately acquire. If the Company completes a business combination with a financially unstable company or an entity in its development stage, the Company may be affected by numerous risks inherent in the operations of those entities. Although the Company’s management intends to evaluate the risks inherent in a particular industry or target business, the Company cannot assure you that we will properly ascertain or assess all of the significant risk factors. There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

Unspecified and unascertainable risks.

There is no basis for shareholders to evaluate the possible merits or risks of potential business combination. To the extent that the Company effects a business combination with a financially unstable operating company or an entity that is in its early stage of development or growth, the Company will become subject to numerous risks. If the Company effects a business combination with an entity in a high-risk industry, the Company will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular business or industry, there can be no assurance that management will properly ascertain or assess all such risks that the Company perceived at the time of the consummation of a business combination.

It is likely that the Company’s current sole officer and director will resign upon consummation of a business combination and the Company will have only limited ability to evaluate the management of the target business.

The Company’s ability to successfully effect a business combination will be dependent upon the efforts of the Company’s management. The future role of management in the target business cannot presently be ascertained. Although it is possible that our management may remain associated with the target business following a business combination, it is likely that only the management of the target business will remain in place. Although the Company intends to closely scrutinize the management of a target business in connection with evaluating the desirability of effecting a business combination, the Company cannot assure you that the Company’s assessment of management will prove to be correct.

Dependence on key personnel.

The Company is dependent upon the continued services of management. To the extent that Chen Ren’s services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that we will be able to recruit one or more qualified persons upon acceptable terms.

The Company’s sole officer may allocate his time to other businesses activities, thereby causing conflicts of interest as to how much time to devote to the Company’s affairs. This could have a negative impact on the Company’s ability to consummate a business combination in a timely manner, if at all.

Chen Ren, the Company’s sole officer and sole director, is not required and does not commit her full time to the Company’s affairs, which may result in a conflict of interest in allocating her time between the Company’s business and other businesses. The Company does not intend to have any full-time employees prior to the consummation of a business combination. Management of the Company is engaged in other business endeavors and Chen Ren is not obligated to contribute any specific number of her hours per week to the Company’s affairs.

If management’s other business affairs require him to devote more time to such affairs, it could limit his ability to devote time to the Company’s affairs and could have a negative impact on the Company’s ability to consummate a business combination. Furthermore, we do not have an employment agreement with Chen Ren.

The Company may be unable to obtain additional financing, if and when required, to complete a business combination or to fund the operations and growth of the business combination target, which could compel the Company to restructure a potential business combination transaction or to entirely abandon a particular business combination.

The Company has not yet identified any prospective target business.. If we require funds for a particular business combination, because of the size of the business combination or otherwise, we will be required to seek additional financing, which may or may not be available a terms and conditions satisfactory to the Company, if at all. To the extent that additional financing proves to be unavailable when and if needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. The Company’s officer, director or shareholders are not required to provide any financing to us in connection with or after a business combination.

It is probable that the Company will only be able to enter into one business combination, which will cause us to be solely dependent on such single business and a limited number of products or services.

It is probable that the Company will enter into a business combination with a single operating business. Accordingly, the prospects for the Company’s success may be solely dependent upon the performance of a single operating business, or dependent upon the development or market acceptance of a single or limited number of products or services.

In this case, the Company will not be able to diversify the Company’s operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The Company has limited resources and there is significant competition for business combination opportunities. Therefore, the Company may not be able to enter into or consummate an attractive business combination.

The Company expects to encounter intense competition from other entities having a business objective similar to the Company’s, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human, and other resources than the Company does, and the Company’s financial resources are limited when contrasted with those of many of these competitors. While the Company believes that there are numerous potential target businesses that we could acquire, the Company’s ability to compete in acquiring certain sizable target businesses will be limited by the Company’s limited financial resources and the fact that the Company will use its common stock to acquire an operating business. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Our present management most likely will not remain after we complete a business combination.

A business combination involving the issuance of our common stock will, in all likelihood, result in the shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company’s common stock held and/or have Chen Ren resign as a member of the Board of Directors. The resulting change in our control would result in a corresponding reduction in or elimination of current management’s participation in our future affairs.

Financing requirements to fund operations associated with reporting obligations under the Exchange Act.

The Company has no revenues and is dependent upon the willingness of the Company’s management to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company’s corporate existence and expenses related to the Company’s business objective. The Company is not likely to generate any revenues until the consummation of a business combination, at the earliest. The Company believes that we will have available sufficient financial resources available from its management to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company commences business operations following a business combination.

The Company’s CEO and majority shareholder is in a position to influence certain actions requiring shareholder vote.

Management has no present intention to call for an annual meeting of shareholders to elect new directors prior to the consummation of a business combination. As a result, our current director will continue in office at least until the consummation of the business combination, subject to the desires of the majority shareholder. If there is an annual meeting of shareholders for any reason, the Company’s management has broad discretion regarding proposals submitted to a vote by shareholders as a consequence of the majority shareholder’s significant equity interest. Accordingly, the Company’s management will continue to exert substantial control at least until the consummation of a business combination.

Broad discretion of management.

Any person who invests in the Company’s common stock will do so without an opportunity to evaluate the specific merits or risks of any prospective business combination. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business combination. There can be no assurance that determinations made by the Company’s management will permit us to achieve the Company’s business objectives.

Reporting requirements may delay or preclude a business combination.

Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company will continue to be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K, which annual report must contain the Company’s audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K (a so-called “Super 8-K’ wherein we provide “Form 10 information”). Audited financial statements must be filed with the SEC within five (5) days following the closing of a business combination. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

The Investment Company Act of 1940 creates a situation wherein we would be required to register and could be required to incur substantial additional costs and expenses.

Although we will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. The Company does not believe that its anticipated principal activities will subject us to the Investment Company Act of 1940. However, in the event we engage in business combination that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

At the time we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

Our current primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued common stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

General Economic Risks.

The Company’s current and future business objectives and plan of operation are likely dependent, in large part, on the state of the general economy and the current Covid 19 pandemic. A continuation of a pandemic or adverse changes in economic conditions may adversely affect the Company’s business objective and plan of operation. These conditions and other factors beyond the Company’s control include also but are not limited to regulatory changes.

Risks associated with doing business in China

The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China.

Recently, the Chinese government announced that it would step up supervision of Chinese companies listed offshore. Under the new measures, China will improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading. China will also check sources of funding for securities investment and control leverage ratios. The CAC has also opened a cybersecurity probe into several U.S.-listed tech giants focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process and transfer data.

We currently do not, and we do not plan to acquire any variable interest entities to execute our business plan or to conduct our China-based operations. However, because following our tentative acquisition, our operations are to be conducted in China and our major shareholders will possibly be located in China, there is always a risk that the Chinese government may in the future seek to intervene or influence operations of any company with any level of operations in China, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. In light of China’s recent announcements, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence the Company or the subsidiaries current and future operations in China at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes ourselves.

If any or all of the foregoing were to occur, this could lead to a material change in the Company’s operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to you and us.

Our operating subsidiaries are incorporated under and governed by the laws of the PRC. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference, but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. As a significant part of our business is conducted in China, our operations are principally governed by PRC laws and regulations. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as our company, to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, our PRC subsidiary may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

Furthermore, if China adopts more stringent standards with respect to environmental protection or corporate social responsibilities, following our tentative acquisition, we may incur increased compliance costs or become subject to additional restrictions in our operations. Intellectual property rights and confidentiality protections in China may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on our business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you. Moreover, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

The PRC government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such intervention in or influence on our business operations or action to exert more oversight and control over securities offerings and other capital markets activities, once taken by the PRC government, could adversely affect the business, financial condition and results of operations and the value of China-based companies, or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

A severe or prolonged downturn in the global or Chinese economy could materially and adversely affect our business and our financial condition.

Although the Chinese economy has grown steadily in the past decade, there is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the People’s Bank of China and financial authorities of some of the world’s leading economies, including the United States and China. There have been concerns over unrest and terrorist threats in the Middle East, Europe and Africa, which have resulted in volatility in oil and other markets. There have also been concerns on the relationship among China and other Asian countries, which may result in or intensify potential conflicts in relation to territorial disputes. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. Any severe or prolonged slowdown in the global or Chinese economy may materially and adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics such as the COVID-19 coronavirus outbreak originated in Wuhan city at the end of 2019, and other outbreaks, which has significantly disrupted our operations and may continue to adversely affect our business, financial condition and results of operations.

Our business has been significantly disrupted and may continue to be materially and adversely affected by health epidemics such as the COVID-19 coronavirus outbreak originated in Wuhan city at the end of 2019 and other outbreaks affecting the PRC. Our business operations depend on China’s overall economy and demand for our services, which could be disrupted by health epidemics. As of April 2020, the outbreak in China has been generally stabilized, however large-scale offline activities are not yet permitted by the government in some cities as of the date of this registration statement. A new Delta COVID-19 had been found in certain cities in PRC in the second quarter of 2021, such coronavirus may cause another outbreak which increased the inherent risk and disruption to businesses. We expect the aforementioned negative impact on our potential subsidiaries to gradually mitigate in the coming seasons when the outbreak becomes more stabilized in China and other regions in the world. However, there remains much uncertainty as to what extent the impact could have on our long-term business outlook as a prolonged outbreak could significantly affect the Chinese economy and decrease the demand for our services, which could lead to more disruptions to our operations and adversely affect our financial condition and results of operations.

Changes in U.S. and international trade policies, particularly with regard to China, may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including recently- imposed tariffs affecting certain products manufactured in China. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition, results of operations.

Changes in China’s economic, political or social conditions or government policies may have a material adverse effect on our business and operations.

Our business, financial condition, results of operations and prospects have been and will be influenced to a significant degree by political, economic and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over past three decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to a reduction in demand for our products and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us acquiring PRC subsidiaries. For example, our financial condition and results of operations of PRC subsidiaries may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and operating results.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Therefore, the Company’s susceptibility to such laws is unknown.

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degrees of interpretation by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may materially and adversely affect our business, financial condition and results of operations.

We may be subject to liability for placing advertisements with content that is deemed inappropriate or misleading under PRC laws.

Under PRC advertising, pricing and anti-unfair competition laws and regulations, we are obligated to monitor our advertising and promotional content to ensure that such content is true and accurate and in full compliance with applicable laws and regulations. For example, the PRC Pricing Law provides that an operator is prohibited from using false or misunderstanding pricing methods to induce consumers or other operators into trading with it. In addition, education or training advertisement are further prohibited from containing content such as guarantee for passing of examination or the effect of education or training, recommendation and/or endorsement by scientific research institutes, academic institutions, educational organizations, industry associations, professionals or beneficiaries using their name or image. Violation of these laws and regulations may subject us to penalties, including fines, confiscation of our advertising income, orders to cease dissemination of the advertisements and orders to publish an announcement correcting the misleading information. In circumstances involving serious violations by us, PRC government authorities may force us to terminate our advertising operations.

Relevant PRC regulatory authorities have significant discretion in interpreting and implementing the advertising, pricing and anti-unfair competition. We cannot assure you that all the content contained in our advertisements is true and accurate as required by, and complies in all aspects with, the advertising, pricing and anti-unfair competition laws and regulations, we also cannot assure you that we can rectify such content which is deemed not in compliance with such laws and regulations in a timely manner or at all, especially given the uncertainty in the interpretation of these PRC laws and regulations. If we are found to be in violation of applicable PRC advertising laws and regulations, we may be subject to penalties and our reputation may be harmed, which may negatively affect our business, financial condition, results of operations and prospects.

Our PRC subsidiary may be liable for improper collection, use or appropriation of personal information provided by our customers.

According to the applicable PRC laws and regulations in relation to cybersecurity and data security, data processing includes, in a broad sense, among others, the collection or access, processing, transmission and related data activities. Based on applicable PRC laws and regulations, there is no exact or clear definition of “data processing”.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law (《中华人民共和国网络安全法》), which became effective on June 1, 2017. Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations. The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the CAC, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection. The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the CAC, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. On December 28, 2021, the CAC, published the Cybersecurity Review Measures (2021), which will come into effect on February 15, 2022 and replace the current Cybersecurity Review Measures (2020). The Cybersecurity Review Measures (2021) proposes the following key changes: (i) companies who are engaged in data processing are also subject to the regulatory scope; (ii) the CSRC is included as one of the regulatory authorities for purposes of jointly establishing the state cybersecurity review working mechanism; (iii) the operators (including both operators of critical information infrastructure and relevant parties who are engaged in data processing) holding personal information of more than one million users and seeking a listing outside China shall file for cybersecurity review with the Cybersecurity Review Office; and (iv) the risks of core data, material data or large amounts of personal information being stolen, leaked, destroyed, damaged, illegally used or transmitted to overseas parties and the risks of critical information infrastructure, core data, material data or large amounts of personal information being influenced, controlled or used maliciously shall be collectively taken into consideration during the cybersecurity review process.

If our PRC subsidiaries to be acquired are deemed to be a critical information infrastructure operator or a company that is engaged in data processing and holds personal information of more than one million users, we could be subject to PRC cybersecurity review. As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we cannot assure you that we would not be subject to such cybersecurity review requirement, and if so, that we would be able to pass such review in relation to this registration. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, removal of our app from the relevant app stores, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us, which may have material adverse effect on our business, financial condition or results of operations.

The PRC governmental authorities have promulgated, among others, the Personal Information Protection Law of the People’s Republic of China（《中华人民共和国个人信息保护法》）, Data Security Law of the People’s Republic of China（《中华人民共和国数据安全法》） and Cybersecurity Review Measures (《网络安全审查办法》) to ensure cyber security, data and personal information protection. Recently, the CAC had further proposed the Measures for the Security Assessment for Cross-border Transfer of Data (Exposure Draft)（《数据出境安全评估办法（征求意见稿）》）(the “Exposure Draft”) and the Administration Regulations on Cyber Data Security (Draft for Comments) (《网络数据安全管理条例（征求意见稿）》) (the “Draft Regulation”) for public comments, which provided guidance on the cross-border data transmission and potential cybersecurity review scope.

Any failure to prevent or mitigate security breaches, cyber-attacks or other unauthorized access to our systems or disclosure of our customers’ data, including their personal information, could result in loss or misuse of such data, interruptions to our service system, diminished customer experience, loss of customer confidence and trust, impairment of our technology infrastructure, and harm our reputation and business, resulting in significant legal and financial exposure and potential lawsuits and could cause the value of such securities to significantly decline or be worthless. In addition, any violation of the provisions and requirements under relevant laws and regulations with respect to cyber security, data security and personal information protection may lead to rectifications, warnings, fines, confiscation of illegal gains, suspension of the related business, revocation of licenses, cancellation of qualifications being entered into the relevant credit record or even criminal liabilities.

As for the draft measures (including the Exposure Draft and the Draft Regulation) issued by CAC recently, since the relevant government authorities are still seeking comments on the Exposure Draft and the Draft Regulation from the public as of the date of this submission, the Exposure Draft and the Draft Regulation (especially its operative provisions) and their anticipated adoption or effective date are subject to further changes with substantial uncertainty. We will continue to pay close attention to the legislative and regulatory developments in data security and comply with the latest regulatory requirements.

The approval of the CSRC or other PRC regulatory agencies may be required under PRC law.

The Regulations on Mergers of Domestic Enterprises by Foreign Investors, or the M&A Rules, purport to require offshore special purpose vehicles that are controlled by PRC companies or individuals and that have been formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of PRC domestic companies or assets to obtain CSRC approval prior to publicly listing their securities on an overseas stock exchange. The interpretation and application of the regulations remain unclear. If CSRC approval is required, it is uncertain how long it will take for us to obtain such approval, and any failure to obtain or a delay in obtaining CSRC approval for this registration may subject us to sanctions imposed by the CSRC and other PRC regulatory agencies.

As advised by our PRC legal counsel, based on its understanding of the PRC Laws and the Company’s corporate structure up to the date of this Registration, it is of the opinion that the Company is not required to apply for the CSRC approval prescribed under the M&A Rules in connection with the Registration. However, there remains uncertainty as to how the M&A Rules will be interpreted or implemented in the context of an overseas registration which is identical or similar to the Registration, and the opinions summarized above will be subject to any new PRC laws, rules and regulations or detailed implementations and interpretations in any form relating to overseas listing of SPVs like the Company. We cannot assure you that relevant PRC government agencies, including the CSRC, would reach the same conclusion as our PRC legal counsel.

Furthermore, on July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities in Accordance with the Law, pursuant to which PRC regulators are required to accelerate rulemaking related to overseas issuance and listing of securities, and improvement to the laws and regulations related to data security, cross-border data flow, and management of confidential information. Numerous regulations, guidelines and other measures have been or are expected to be adopted under the umbrella of or in addition to the Cybersecurity Law and Data Security Law, including (i) the draft Measures for the Security Assessment for Cross-border Transfer of Personal Information published by the CAC, in 2019, which may, upon enactment, require security review before transferring personal information out of China, and (ii)amendment to the Cybersecurity Review Measures published in December 2021, which provides that, among others, an application for cyber security review shall be made by an issuer who is a critical information infrastructure operator or a data processing operator as defined therein before such issuer’s listing in a foreign country if the issuer possesses personal information of more than one million users, and that the relevant governmental authorities in the PRC may initiate cybersecurity review if such governmental authorities determine an operator’s cyber products or services, data processing or potential listing in a foreign country affect or may affect national security. As there are still uncertainties regarding the interpretation and implementation of such regulatory guidance, we cannot assure you that we will be able to comply with new regulatory requirements relating to our future overseas capital raising activities and our tentative PRC subsidiary may become subject to more stringent requirements with respect to matters including data privacy, and cross-border investigation and enforcement of legal claims.

In addition, on December 24, 2021, the CSRC issued the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments), both of which have a comment period that expires on January 23, 2022. The Draft Rules Regarding Overseas Listing lay out the filing regulation arrangement for both direct and indirect overseas listing, and clarify the determination criteria for indirect overseas listing in a foreign exchange. The Draft Rules Regarding Overseas Listing stipulate that the Chinese-based companies, or the issuer, shall fulfill the filing procedures within three working days after the issuer makes an application for initial public offering and listing in an overseas market. The required filing materials for an initial public offering and listing shall include but not limited to: record-filing report and related undertakings; regulatory opinions, record-filing, approval and other documents issued by competent regulatory authorities of relevant industries (if applicable); and security assessment opinion issued by relevant regulatory authorities (if applicable); PRC legal opinion; and prospectus. In addition, an issuer who issues overseas listed securities after initial public offering overseas shall, within three working days after the completion of the issuance, submit required filing materials to the CSRC, including but not limited to: filing report and relevant commitment; and domestic legal opinion. Furthermore, an overseas offering and listing is prohibited under any of the following circumstances: (1) if the intended securities offering and listing is specifically prohibited by national laws and regulations and relevant provisions; (2) if the intended securities offering and listing may constitute a threat to or endangers national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) if there are material ownership disputes over the equity, major assets, and core technology, etc. of the issuer; (4) if, in the past three years, the domestic enterprise or its controlling shareholders or actual controllers have committed corruption, bribery, embezzlement, misappropriation of property, or other criminal offenses disruptive to the order of the socialist market economy, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (5) if, in past three years, directors, supervisors, or senior executives have been subject to administrative punishments for severe violations, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (6) other circumstances as prescribed by the State Council. The Draft Administration Provisions defines the legal liabilities of breaches such as failure in fulfilling filing obligations or fraudulent filing conducts, imposing a fine between RMB 1 million and RMB 10 million, and in cases of severe violations, a parallel order to suspend relevant business or halt operation for rectification, revoke relevant business permits or operational license.

At of the date of this Registration Statement, the Draft Rules Regarding Overseas Listings have not been promulgated, and we have not been required to obtain permission or filing from the PRC government authorities for any of our offerings. However, there is uncertainty in connection with whether we are required to obtain permissions or filing from the PRC government authorities with respect of our operations and/or offering once we have acquired our target PRC subsidiaries. In the event that the Draft Rules Regarding Overseas Listing take effect, we or any of our subsidiaries may be subject to the filing and compliance requirements, we cannot assure you that any of us will be able to receive clearance of such filing requirements in a timely manner, or at all. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer our securities, cause significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless.

Notwithstanding the foregoing, as of the date of this registration statement, except as disclosed in the “Risk Factor” section - Risks relating to PRC laws and regulations with respect to foreign exchange”, there are no PRC laws and regulations in force explicitly requiring that we obtain any permission from PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction or any regulatory objection to this registration from the CSRC, the CAC or any other PRC authorities that have jurisdiction over our operations. Our PRC legal counsel has advised us that, based on the above and its understanding of the current PRC laws and regulations, as of the date of this registration statement, we are not required to submit an application to the CSRC, the CAC for the approval of this registration. However, our PRC legal counsel has further advised us there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities registration and other capital markets activities. If it is determined in the future that CSRC, the CAC or other approval were required for this registration, our PRC subsidiary may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China via tentative PRC subsidiaries, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of the proceeds from this registration into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of the Stocks. The CSRC, the CAC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt this registration before settlement and delivery of the Stocks. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur. In addition, if the CSRC, the CAC or other regulatory agencies later promulgate new rules requiring that our PRC subsidiary obtaining their approvals for this registration, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on our business and operating results.

Any PRC subsidiary we acquire may be subject to additional contributions of social insurance and housing fund and late payments and fines imposed by relevant governmental authorities. Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation.

In accordance with the PRC Social Insurance Law and the Regulations on the Administration of Housing Fund and other relevant laws and regulations, China establishes a social insurance system and other employee benefits including basic pension insurance, basic medical insurance, work-related injury insurance, unemployment insurance, maternity insurance, housing fund, and a handicapped employment security fund, or collectively the Employee Benefits. An employer shall pay the Employee Benefits for its employees in accordance with the rates provided under relevant regulations and shall withhold the social insurance and other Employee Benefits that should be assumed by the employees. For example, an employer that has not made social insurance contributions at a rate and based on an amount prescribed by the law, or at all, may be ordered to rectify the non-compliance and pay the required contributions within a stipulated deadline and be subject to a late fee of up to 0.05% or 0.2% per day, as the case may be. If the employer still fails to rectify the failure to make social insurance contributions within the stipulated deadline, it may be subject to a fine ranging from one to three times of the amount overdue.

As the interpretation and implementation of labor-related laws and regulations are still evolving, we cannot assure you that our employment practice does not and will not violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be materially and adversely affected.

Because our business is conducted in RMB and the price of our Ordinary Shares is quoted in United States dollars, changes in currency conversion rates may affect the value of the Company.

Our business, if we acquire any PRC subsidiary, will be conducted in the PRC, our books and records will be maintained in RMB, which is the lawful currency of the PRC, and the financial statements that we file with the SEC and provide to our shareholders are presented in United States dollar. Changes in the exchange rate between the RMB and United States dollar affect the value of our assets and the results of our operations in United States dollar. The value of the RMB against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions and perceived changes in the economy of the PRC and the United States. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition.

Under the PRC Enterprise Income Tax Law, or the EIT Law, our PRC subsidiary may be classified as a “resident enterprise” of China, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

The EIT Law and its implementing rules provide that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” under PRC tax laws. The implementing rules promulgated under the EIT Law define the term “de facto management bodies” as a management body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise. In April 2009, the State Administration of Taxation, or SAT, issued the Circular on Issues Concerning the Identification of Chinese-Controlled Overseas Registered Enterprises as Resident Enterprises in Accordance With the Actual Standards of Organizational Management, known as SAT Circular 82, which has been revised by the Decision of the State Administration of Taxation on Issuing the Lists of Invalid and Abolished Tax Departmental Rules and Taxation Normative Documents on December 29, 2017 and by the Decision of the State Council on Cancellation and Delegation of a Batch of Administrative Examination and Approval Items on November 8, 2013. Circular 82 has provided certain specific criteria for determining whether the “de facto management bodies” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, a Chinese-controlled offshore incorporated enterprise will be regarded as a PRC tax resident by virtue of having a “de facto management body” in China and will be subject to PRC enterprise income tax on its worldwide income only if all of the following criteria are met: (i) the places where senior management and senior management departments that are responsible for daily production, operation and management of the enterprise perform their duties are mainly located within the territory of China; (ii) financial decisions (such as money borrowing, lending, financing and financial risk management) and personnel decisions (such as appointment, dismissal, salary and wages) are made or need to be made by organizations or persons located within the territory of China; (iii) main property, accounting books, corporate seal, the board of directors and files of the minutes of shareholders’ meetings of the enterprise are located or preserved within the territory of China; and (iv) one half (or more) of the directors or senior management staff having the right to vote habitually reside within the territory of China.

If our future PRC subsidiary is deemed as a PRC “resident enterprise” by PRC tax authorities, we will be subject to PRC enterprise income tax on our worldwide income at a uniform tax rate of 25%, although dividends distributed to us from our future PRC subsidiary may establish from time to time could be exempt from the PRC dividend withholding tax due to our PRC “resident recipient” status. This could have a material and adverse effect on our overall effective tax rate, our income tax expenses and our net income. Furthermore, dividends, if any, paid to our shareholders may be decreased as a result of the decrease in distributable profits. In addition, if we were considered a PRC “resident enterprise”, any dividends our PRC subsidiary pays to our non-PRC investors, and the gains realized from the transfer of our Ordinary Shares may be considered income derived from sources within the PRC and be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty). It is unclear whether holders of our Ordinary Shares would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that our future PRC subsidiary is treated as a PRC resident enterprise. This could have a material and adverse effect on the value of the price of our Ordinary Shares.

There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits.

Under the EIT Law and its implementation rules, the profits of a foreign invested enterprise generated through operations, which are distributed to its immediate holding company outside the PRC, will be subject to a withholding tax rate of 10%. Pursuant to the Arrangement between the Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, a withholding tax rate of 10% may be lowered to 5% if the PRC enterprise is at least 25% held by a Hong Kong enterprise for at least 12 consecutive months prior to distribution of the dividends and is determined by the relevant PRC tax authority to have satisfied other conditions and requirements under the Double Tax Avoidance Arrangement and other applicable PRC laws.

However, based on the Circular on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, or the SAT Circular 81, which became effective on February 20, 2009, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment. According to Circular on Several Issues regarding the “Beneficial Owner” in Tax Treaties, which became effective as of April 1, 2018, when determining an applicant’s status as the “beneficial owner” regarding tax treatments in connection with dividends, interests, or royalties in the tax treaties, several factors will be taken into account. Such factors include whether the business operated by the applicant constitutes actual business activities, and whether the counterparty country or region to the tax treaties does not levy any tax, grant tax exemption on relevant incomes, or levy tax at an extremely low rate. This circular further requires any applicant who intends to be proved of being the “beneficial owner” to file relevant documents with the relevant tax authorities. Our future PRC subsidiary will be mostly likely to be acquired via a wholly owned Hong Kong subsidiary of us. However, we cannot assure you that our determination regarding our qualification to enjoy the preferential tax treatment will not be challenged by the relevant PRC tax authority or we will be able to complete the necessary filings with the relevant PRC tax authority and enjoy the preferential withholding tax rate of 5% under the Double Tax Avoidance Arrangement with respect to dividends to be paid by our PRC subsidiary to our HK subsidiary, in which case, we would be subject to the higher withdrawing tax rate of 10% on dividends received.

Government control in currency conversion may adversely affect our financial condition, our ability to remit dividends, and the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Upon our acquisition of PRC subsidiaries, we will receive substantially all of our revenues in Renminbi, and our holding companies may rely on dividend payments from our future PRC subsidiaries to fund any cash and financing requirements we may have.

Under existing PRC foreign exchange regulations, Renminbi cannot be freely converted into any foreign currency, and conversion and remittance of foreign currencies are subject to PRC foreign exchange regulations. It cannot be guaranteed that under a certain exchange rate, we will have sufficient foreign exchange to meet our foreign exchange requirements. Under the current PRC foreign exchange control system, foreign exchange transactions, including the payment of dividends, do not require advance approval from SAFE, but it is required to present documentary evidence of such transactions and conduct such transactions at designated foreign exchange banks within China that have the licenses to carry out foreign exchange business. Foreign exchange transactions under the capital account conducted by us, however, must be approved in advance by SAFE.

Under existing foreign exchange regulations, we will be able to pay dividends in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, we cannot assure you that these foreign exchange policies regarding payment of dividends in foreign currencies will continue in the future after we consummate our acquisition of PRC subsidiaries.

In fact, in light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny of major outbound capital movement including overseas direct investment. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. If any of our shareholders regulated by such policies fails to satisfy the applicable overseas direct investment filing or approval requirement timely or at all, it may be subject to penalties from the relevant PRC authorities. The PRC government may at its discretion further restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of the Ordinary Shares. Our capital expenditure plans and our business, operating results and financial condition may be materially and adversely affected.

If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our business. If such allegations are not proven to be groundless, we and our business operations will be severely affected.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC reports and other disclosures and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by the CSRC, a PRC regulator that is responsible for oversight of the capital markets in China. Accordingly, reader should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of us, our SEC reports, other filings or any of our other public pronouncements.

Risks relating to PRC laws and regulations with respect to foreign exchange

The Regulation on Foreign Exchange Administration of the People’s Republic of China (the “Regulation on Foreign Exchange Administration”) was promulgated by the State Council of the PRC and came into effect on August 5, 2008. According to Regulation on Foreign Exchange Administration, a PRC individual that makes direct investment or trades negotiable securities or derivative products overseas shall handle the registration formalities at the foreign exchange administrative department of the State Council. If the relevant provisions require such individual to obtain a pre-approval from or complete a filing with the competent department, he or she shall do so before handling the registration formalities. Where any evasion of foreign exchange control is committed, such as transferring foreign exchange within the territory of the PRC to the overseas in violation of PRC laws and regulations or transferring capital within the territory of the PRC to the overseas by fraudulent means, competent foreign exchange administrative authority shall order the return of the foreign exchange within a prescribed time limit, and impose a fine of no more than 30% of the amount of foreign exchange evading government control; or if the circumstances are serious, impose a fine of no more than 100% but no less than 30% of the amount of foreign exchange evading government control; and if the activity constitutes a crime, the violator shall be subject to criminal liabilities according to relevant laws and regulations. In addition, where any individual, in violation of the foreign exchange provisions, changes the designated use of foreign exchange, the foreign exchange administrative authority shall order such individual to correct such illegal act, confiscate the illegal proceeds and impose a fine of no more than 30% of the amount of violation; or if the circumstances are serious, it may impose a fine of no more than 100% but no less than 30% of the amount of violation.

In July 2014, SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration Over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents Via Special Purpose Vehicles, or Circular 37, which replaced Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, or Circular 75. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a “special purpose vehicle” for the purpose of holding domestic or offshore assets or interests. Circular 37 further requires amendment to a PRC resident’s registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease in the capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event On February 13, 2015, the SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity, including restrictions on its ability to contribute additional capital to its PRC subsidiaries. Further, failure to comply with the SAFE registration requirements could result in penalties under PRC law for evasion of foreign exchange regulations.

We have requested our shareholders who are PRC individuals or PRC residents to make the necessary applications, filings, and amendments as required under PRC laws and regulations. However, there is uncertainty concerning under what circumstances residents of other countries and regions can be classified as a PRC resident. The PRC government authorities may interpret our beneficial owners’ status differently or their status may change in the future. Moreover, we may not be fully informed of the identities of our beneficial owners and we cannot assure you that all of our PRC individual or PRC resident beneficial owners will comply with PRC laws and regulations with respect to foreign exchange.

Although the current PRC laws and regulations mainly provide for corresponding penalties for PRC individual who is actually in violation of the PRC laws and regulations, we cannot exclude the possibility that any failure of our beneficial owners who are PRC individuals or PRC residents to make any required registrations may subject us to fines and legal sanctions, and prevent us from being able to make distributions or pay dividends, as a result of which our business operations and our ability to distribute profits to you could be materially adversely affected.

We may be involved from time to time in legal proceedings and commercial or contractual disputes, which could have a material adverse effect on our business, results of operations and financial condition.

From time to time, we may be involved in legal proceedings and commercial disputes. Such proceedings or disputes are typically claims that arise in the ordinary course of business, including, without limitation, commercial or contractual disputes, and other disputes with customers and suppliers, intellectual property matters, tax matters and employment matters. There can be no assurance that such proceedings and claims, should they arise, will not have a material adverse effect on our business, results of operations and financial condition.

The equity holders, directors and executive officers of the subsidiaries, as well as our employees who execute other strategic initiatives may have potential conflicts of interests with the Company.

If any of the equity holders, directors and executive officers of the Company’s subsidiaries, as well as our employees who execute other strategic initiatives, have a conflict of interests with the Company, they may bring an opportunity elsewhere. Thereby, the Company would lose out on the business.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been significant. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our tentative PRC subsidiaries.

You may face difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this Registration Statement based on foreign laws.

Following our acquisition of PRC subsidiaries, we will conduct our business in China, and our assets will be located in China. As a result, it may be difficult or impossible for you to bring an action against us or against our PRC management in the United States in the event that you believe that your rights have been infringed under the U.S. federal securities laws or otherwise as it may be difficult for our shareholders to effect service of process upon us or those persons inside China. Furthermore, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with many other countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible. Even if you are successful in bringing an action of this kind, the laws of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

Furthermore, as a matter of law or practicality, it is generally difficult to pursue shareholder claims including securities law class actions and fraud claims in China, which are contrarily common in the United States. For example, you may experience significant legal and practical obstacles to obtaining necessary information for shareholder investigations or litigations outside China or with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, so far no such cooperation has been established with the United States securities regulatory authorities. In addition, Article 177 of the PRC Securities Law which became effective in March 2020 promulgated that no overseas securities regulator is allowed to conduct investigation or evidence collection activities directly in the PRC. Therefore, without approval from the competent PRC securities regulators and relevant authorities, no organization or individual may provide documents and materials relating to the securities activities to overseas entities. While detailed interpretation of or implementation rules under Article 177 has yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase the difficulties you face in protecting your interests.

We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

We anticipate that we will rely principally on dividends and other distributions on equity from to be acquired PRC subsidiaries for our cash requirements, including for services of any debt we may incur.

Any PRC subsidiaries’ ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiaries will likely be a Foreign Invested Enterprise, or FIE, and will be required to draw 10% of its after-tax profits each year, if any, to fund a common reserve, which may stop drawing its after-tax profits if the aggregate balance of the common reserve has already accounted for over 50 percent of its registered capital. These reserves are not distributable as cash dividends. If PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any limitation on the ability of PRC subsidiaries to distribute dividends or other payments to their respective shareholders could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay us from using the proceeds of this offering to make loans or additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Any funds we transfer to any future PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, are subject to approval by or registration with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises, or FIEs, in China, capital contributions to our PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce, or MOFCOM or its local branches and registration with a local bank authorized by the State Administration of Foreign Exchange, or SAFE. In addition, (i) a foreign loan of less one year duration procured by our PRC subsidiaries is required to be registered with SAFE or its local branches and (ii) a foreign loan of one year duration or more procured by our PRC subsidiaries is required to be applied to the NDRC in advance for undergoing recordation registration formalities. Any medium or long-term loan to be provided by us to our PRC operating subsidiaries, must be registered with the NDRC and the SAFE or its local branches. We may not be able to complete such registrations on a timely basis, with respect to future capital contributions or foreign loans by us to our future PRC Subsidiary. If we fail to complete such registrations, our ability to use the proceeds of this offering and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

On March 30, 2015, the SAFE promulgated the Circular on Reforming the Management Approach Regarding the Foreign Exchange Capital Settlement of Foreign-Invested Enterprises, or SAFE Circular 19, which took effect as of June 1, 2015. SAFE Circular 19 launched a nationwide reform of the administration of the settlement of the foreign exchange capitals of FIEs and allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capital for expenditure beyond their business scopes, providing entrusted loans or repaying loans between nonfinancial enterprises. The SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, effective in June 2016. Pursuant to SAFE Circular 16, enterprises registered in China may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. SAFE Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self- discretionary basis which applies to all enterprises registered in China. SAFE Circular 16 reiterates the principle that Renminbi converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purposes beyond its business scope or prohibited by PRC laws or regulations, while such converted Renminbi shall not be provided as loans to its non-affiliated entities. As this circular is relatively new, there remains uncertainty as to its interpretation and application and any other future foreign exchange related rules. Violations of these Circulars could result in severe monetary or other penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to use Renminbi converted from the net proceeds of this offering to fund our future PRC operating subsidiary, to invest in or acquire any other PRC companies through our future PRC Subsidiary, which may adversely affect our business, financial condition and results of operations.

Although the audit report included in this prospectus was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our ordinary shares may be delisted or prohibited from trading.

The audit report included in this prospectus was issued by an accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no intention of dismissing such auditor in the future or of engaging any auditor not subject to regular inspection by the PCAOB. As an auditor of companies that are registered with the SEC and publicly traded in the United States and a firm registered with the PCAOB, our auditor is required under the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. If we were to engage a different auditor in the future, we would engage an auditor that is subject to full PCAOB inspection with all materials related to the audit of our financial statements accessible to the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. In such case, we will engage a new qualified and fully inspected auditor, which may result in us delaying or restating our financial statements.

The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular mainland China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress which, if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (“EQUITABLE”) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges such as the Nasdaq of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. Furthermore, there have been recent deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets. On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (the “HFCAA”), which includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The U.S. House of Representatives passed the HFCAA on December 2, 2020, and the HFCAA was signed into law on December 18, 2020. Additionally, in July 2020, the U.S. President’s Working Group on Financial Markets issued recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and department with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. In response, on November 23, 2020, the SEC issued guidance highlighting certain risks (and their implications to U.S. investors) associated with investments in China-based issuers and summarizing enhanced disclosures the SEC recommends China-based issuers make regarding such risks. On December 2, 2021, the SEC adopted final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies us as having a “non- inspection” year (as defined in the interim final rules) under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. Under the HFCAA, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our Ordinary Shares being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong.

Should the PCAOB at any time be unable to fully conduct inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and out securities.

Certain PRC regulations may make it more difficult for us to pursue growth through acquisitions.

Among other things, the M&A Rules and Anti-Monopoly Law of the People’s Republic of China promulgated by the Standing Committee of the NPC which became effective in 2008 (“Anti-Monopoly Law”), established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. Such regulation requires, among other things, that State Administration for Market Regulation (SAMR) be notified in advance of any change-of-control transaction in which a foreign investor acquires control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions of the State Council on the Standard for Declaration of Concentration of Business Operators, issued by the State Council in 2008, are triggered. Moreover, the Anti-Monopoly Law requires that transactions which involve the national security, the examination on the national security shall also be conducted according to the relevant provisions of the State. In addition, PRC Measures for the Security Review of Foreign Investment which became effective in January 2021 require acquisitions by foreign investors of PRC companies engaged in military-related or certain other industries that are crucial to national security be subject to security review before consummation of any such acquisition. We may pursue potential strategic acquisitions that are complementary to our target business and operations.

Complying with the requirements of these regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the SAT issued the Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or SAT Bulletin 7. SAT Bulletin 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company. In addition, SAT Bulletin 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Bulletin 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets, as such persons need to determine whether their transactions are subject to these rules and whether any withholding obligation applies.

On October 17, 2017, the SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, or SAT Bulletin 37, which came into effect on December 1, 2017. The SAT Bulletin 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an “Indirect Transfer”, the non- resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or other person who pays for the transfer is obligated to withhold the applicable taxes currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of certain future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under SAT Bulletin 7 and/or SAT Bulletin 37. For transfer of shares in our company by investors who are non-PRC resident enterprises, our future PRC subsidiaries may be requested to assist in the filing under SAT Bulletin 7 and/or SAT Bulletin 37. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 and/or SAT Bulletin 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Common Stock

Company is a Shell Company with Penny Stock.

At present, the Company is a development stage company with no revenues, nominal assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a shell company. Rule 405 and 12b-2 of the Exchange Act defines a shell company as an issuer that that has no or nominal operations and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. A shell issuer may also be a blank check company or a blind pool company, a company in the developmental stage, any company that has no specific business plan or purpose, or a company that has as its business plan to merge with or acquire an unidentified third property.

The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Company is subject to the penny stock rules, it may be more difficult to sell the Company’s common stock.

As a shell issuer, we lack the availability of the use of Rule 144 by security holders and the lack of liquidity in our stock.

Effect of Amended Rule 15c2-11 on the Company’s securities.

The SEC released and published a Final Rulemaking on Publication or Submission of Quotations without Specified Information amending Rule 15c2-11 under the Exchange Act (“Rule 15c2-11,” the “Amended Rule 15c2-11”). To be eligible for public quotations on an ongoing basis, Amended Rule 15c2-11’s modified the “piggyback exemption” that required that (i) the specified current information about the company is publicly available, and (ii) the security is subject to a one-sided (i.e. a bid or offer) priced quotation, with no more than four business days in succession without a quotation. Under Amended Rule 15c2-11, shell companies like the Company (and formerly suspended securities) may only rely on the piggyback exemption in certain limited circumstances. The Amended Rule 15c2-11 will require, among other requirements, that a broker-dealer has a reasonable basis for believing that information about the issuer of securities is accurate. Our security holders may find it more difficult to deposit common stock with a broker-dealer, and if deposited, more difficult to trade the securities on the Pink Sheets. The Company intends to provide the specified current information under the Exchange Act but there is no assurance that a broker-dealer will accept our common stock or if accepted, that the broker-dealer will rely on our disclosure of the specified current information.

Form S-8

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a Shell Company, it may use Form S-8 sixty calendar days, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Unavailability of Rule 144 for Resale.

Rule 144(i) “Unavailability to Securities of Issuers with No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a shell company. We have identified our company as a shell company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a shell company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

As a result of our classification as a shell company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act of 1933, as amended (“Securities Act”), so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Very Limited Liquidity of our Common Stock.

Our common stock occasionally trades on the Pink Sheets and there is a very limited active market in our common stock. As a result, there is only limited liquidity in our common stock.

No public market for the Company’s shares may ever develop and as a result, the liquidity of any outstanding shares will be limited.

The Company’s securities are not listed or traded on any exchange. There is no assurance, even if such shares are accepted for listing or quotation, that any market will develop or that the Company will locate a broker interested in or qualified in handling the Company’s securities. In such event, the ability of any shareholder to sell the Company’s shares owned by such shareholder will be limited.

Lack of market and state blue sky laws

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws. The holders of our shares of Common Stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the Over-The-Counter (“OTCBB”), investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding our Company in an accepted publication which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont, and Wisconsin.

Accordingly, our shares of Common Stock should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

Possible classification as a penny stock which may increase reporting obligations for any transaction and additional burden on any potential broker.

In the event a public market develops for the securities of the Company following a business combination, such securities may be classified as penny stock depending upon the market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule 15g-9b which establishes the definition of a “penny stock”, for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the NASDAQ Capital Market or a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require the delivery by the broker of a document to investor, stating the risks of investment in penny stocks, the possible lack of liquidity, commissions paid, current quotation and investors’ rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements.

Implications of Being an Emerging Growth Company

As a company with less than $2.0 billion in revenue during its last fiscal year, we qualify as an “emerging growth company” as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis included in an initial public offering registration statement;

●	An exemption to provide less than five years of selected financial data in an initial public offering registration statement;

●	An exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting;

●	An exemption from compliance with any new or revised financial accounting standards until they would apply to private companies;

●	An exemption from compliance with any new requirement adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statement of the issuer; and reduced disclosure about our executive compensation arrangements

An emerging growth company is also exempt from Section 404(b) of the Sarbanes Oxley Act, which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Exchange Act which require stockholder approval of executive compensation and golden parachutes.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We would cease to be an emerging growth company upon the earliest of:

●	The first fiscal year following the fifth anniversary of the filing of this Form 10;

●	The first fiscal year after our annual gross revenues are $2 billion or more;

●	The date on which we have, during the previous three-year period,

●	Issues 2 billion in non-convertible debt securities; or

●	As of the end of any fiscal year in which the market value of our common stock held

●	By non-affiliates exceeded $700 million as of the of the second quarter of that fiscal year.

Your percentage of ownership in us may be diluted in the future.

Your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect will be granted to our directors, officers and employees.

Certain provisions in our certificate of incorporation and bylaws, as amended, and of Delaware law, may prevent or delay an acquisition of our Company, which could decrease the trading price of our common stock.

Our certificate of incorporation, our bylaws, as amended, and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

●	the inability of our stockholders to call a special meeting;

●	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

●	the right of our board of directors to issue preferred stock without stockholder approval;

●	a super-majority requirement to amend our certificate of incorporation or bylaws; and

●	the ability of our directors, and not stockholders, to fill vacancies on our board of directors.

Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

We believe these provisions may help protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make our Company immune from takeovers. In addition, although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management team by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We do not expect to pay any cash dividends for the foreseeable future.

We have not declared any cash dividends. We currently intend to retain any future earnings to finance the growth and development of the business and, therefore, we do not anticipate that we will pay any cash dividends on shares of our common stock in the foreseeable future. Any determination to pay dividends or stock buybacks in the future will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions and other relevant factors as determined by our board of directors. Accordingly, if you purchase shares in this offering, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock. See “Dividend Policy.”

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and any trading volume could decline.

The trading market for our securities depends in part on the research and reports that industry or financial analysts publish about us or our business. We do not influence or control the reporting of these analysts. If one or more of the analysts who do cover us downgrade or provide a negative outlook on our company or our industry, or the stock of any of our competitors, the price of our common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause the price of our common stock to decline.

Rule 144 Risks.

Shareholders who receive the Company’s restricted securities in a business combination (and certain of our existing shareholders) will not be able to sell our common stock in reliance on Rule 144 without registration until one year after we have completed our initial business combination. Rule 144 is a non-exclusive safe harbor from the definition of “underwriter” in Section 2(a)(11) of the Securities Act that applies to restricted securities. Restricted securities are securities acquired in unregistered, private sales from the Company or from an affiliate of the Company. Control securities are those held by an affiliate of the Company. An affiliate is a person, such as an executive officer, a director or large shareholder, in a relationship of control with the issuer.

Accordingly, subsection (i) to Rule 144 prohibits or limits the resale (public) of the Company’s common stock. Under Rule 144(i), one year needs to pass from the date the Company ceased to be a shell company, files reports under the Exchange Act, and has filed the Form 10 type information on a Form 8-K. Further, shareholders holding restricted securities may not be able to rely on Rule 144 to sell their stock until the Company is current on all reports and other materials required to be filed with its filings for one year.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The company owns no real property.

The Company’s corporate headquarters are located at Room 2701, Block A, Zhantao Technology Building, Minzhi Street, Shenzhen, Guangdong Province – China.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings material to our business or financial condition pending and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on OTC Pink market operated by the OTC Markets under the symbol “TGGI.” There has been very limited trading in our shares of common stock. We cannot assure you that there will be an active market in the future for our common stock.

As of March 18, 2022, there were 20,665,578,306 shares of common stock, par value $0.001 per share issued and outstanding, and there were approximately 64 holders of record of our common stock

Dividends

We have never paid nor declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Use of Proceeds

Not applicable.

Recent Sales of Unregistered Securities

Within the past two years, we have issued and sold the unregistered securities set forth in the table below.

Shares Outstanding as of Second Most Recent Fiscal Year End:

Opening Balance
Date 12/31/2018 Common: 7,865,578,306

Preferred: 1,200,000

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.	Exemption or Registration Type.
01/30/20	Exchange	1,200,000 old for 200,000 New Series AA Preferred	Preferred	$0	NO	Matthew Dwyer (1)	Exchange, Old Series AA for New Series AA	Restricted	Section 4(a)(2)
09/20/20	New issuance	800,000,000	Common	$77,730.75	NO	VS Services, LLC	Conversion from Note and accrued interest	Unrestricted	144 Exempt
09/25/20	New issuance	20,000	Series B Preferred Stock	$0	NO	Chen Ren	Serving as President, Chief Executive Officer, Secretary and Treasurer	Restricted	Section 4(a)(2)
03/03/22	Conversion	102,000 Series AA Preferred Stock converted to Common Stock	Series AA Preferred Stock and Common Stock	$0	NO	Chen Ren	Conversion from Series AA Preferred Stock	Restricted	Section 4(a)(2)
03/03/22	Conversion	98,000 Series AA Preferred Stock converted to Common Stock	Series AA Preferred Stock and Common Stock	$0	NO	Jiacheng Tang	Conversion from Series AA Preferred Stock	Restricted	Section 4(a)(2)

Shares Outstanding on Date of This Report:

Ending Balance:
Date 3/18/2022

Common: 20,665,578,306

Preferred: 20,000

(1)	Transferred to Chen Ren on September 25, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Trans Global Group, Inc. (the “Company”) was formed in the State of Delaware on December 31, 1993 as Teletek, Inc. On October, 2007, the Company changed its name to Trans Global Group, Inc., its current name. The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an issuer who has complied with the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature and we have not established any particular criteria upon which we consider a business opportunity. This discussion of the proposed business herein is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

Results of Operations

During the years ended December 31, 2021 and 2020, we generated no revenues. Our operating expenses for the same periods were comprised of operating expenses of $48,938 and $168,104, respectively, resulting in net loss of $48,938 for the year ended December 31, 2021 compared to a net loss of $168,104 for the year ended December 31, 2020. Our operating expenses consisted of mainly professional fees for the year ended December 31, 2021 and consisted of mainly professional fee and payroll expenses for the year ended December 31, 2020. The decrease of operating expenses was mainly due to the decrease of payroll expenses.

Our total assets as of December 31, 2021 were $Nil.

As of December 31, 2021, the Company had 62,049,990 shares of common stock issued and outstanding.

On January 30, 2020, the Company exchanged 1,200,000 shares of old series AA preferred stock for 200,000 shares of new series AA preferred stock. On September 20, 2020, the Company issued 800,000,000 shares of common stock to VS Services, LLC for conversion of note and accrued interests. On September 22, 2020, the Company issued 20,000 shares of series B preferred stock to Chen Ren.

Liquidity and Capital Resources

As for the year ended December 31, 2021 and 2020, the Company had a negative cash flow of $48,170 and $72,000 respectively. The Company’s principal sources and uses of funds were as follows:

For the year ended December 31, 2021, the Company used $48,170 in cash for operations as compared to $72,000 for the year ended December 31, 2020.  Such decrease was primarily due to lower net loss in year ended December 31, 2021. The net cash provided by the financing activities for the year ended December 31, 2021 was $48,170 as compared to $72,000 from related parties for the year ended December 31, 2020. Such decrease was a result of less advances from the related parties.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations do not currently provide cash flow. To date, the Company has funded its operations by advances from related parties. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan.

As of December 31, 2021 we had cash of $Nil and there were outstanding liabilities of $78,170. As of December 31, 2020, we had $Nil in cash and the outstanding liabilities were $29,232. The working capital deficits were $78,170 and $29,232, as of December 31, 2021 and 2020, respectively. These factors raise substantial doubt about our ability to continue as a going concern as discussed in the footnotes to our financial statements. We will be unable to conduct its planned operations unless we obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In order to implement its business plan, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations. If adequate capital is not available when needed, we will be required to significantly modify our business model or cease operations.

Chen Ren, our Chief Executive Officer, is financing our operations by making advances of funds to cover our expenses. The advances are repayable upon demand and the obligations do not bear interest. We expect that Chen Ren will continue to fund our operations until he sells his interest in the Company, and that we will continue to require additional financing to maintain our existence as a shell company for the next twelve months. Our management is not required to fund our operations by any contract or other obligation. In the event that we undertake to complete an acquisition that requires financing, we will likely depend on an outside source for such financing. However, we have not identified any debt or equity financing sources that can be relied upon to provide such financing.

It is unlikely that we will be able to raise financing through a public offering of debt or equity.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containments and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the coronavirus outbreak to date, the ultimate severity of the outbreak is uncertain. Operations of the Company are ongoing. Further the uncertain nature of the spread of COVID-19 globally may impact our business operations due to the quarantine of employees, customers, and third-party service providers.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Trans Global Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Trans Global Group, Inc (the “Company”) as of December 31, 2021, the related statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes to the financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the years ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 3 to the financial statements, the Company incurred a net loss of $48,938 for the financial year ended December 31, 2021 respectively and as of December 31, 2021, the Company’s current liabilities exceeded its current assets by $78,170 and its negative net shareholders’ equity of $78,170 respectively. These conditions indicate the existence of a material uncertainty which may cast significant doubt on the ability of the Company to continue as a going concern and therefore they may not be able to realize their assets and discharge their liabilities in the normal course of business.

The validity of the going concern basis on which the financial statements are prepared is dependent on certain assumptions and the successful outcome of the Company’s various efforts as disclosed in Note 3 to the financial statements. The assumptions are premised on future events, the outcome of which are inherently uncertain. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Assentsure PAC

We have served as the Company’s auditor since 2019.

Singapore

March 25, 2022

(PCAOB ID No. 6783)

Trans Global Group Inc.

Balance Sheets

	As at December 31
	2021	2020
		(Restated)
LIABILITIES AND EQUITY

Current liabilities:
Amount due to a director	60,170	12,000
Trade payables	-	1,232
Other payables and accruals	18,000	16,000
Total current liabilities	78,170	29,232
Total liabilities	78,170	29,232

Shareholders’ deficit:
Common stock	866,558	866,558
Preferred stock	22	22
Additional paid-in capital	215,523	215,523
Accumulated deficit	(1,111,335)	(943,231)
Loss for the year	(48,938)	(168,104)
Total shareholders’ deficit	(78,170)	(29,232)
Total liabilities and shareholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

Trans Global Group Inc.

Profit & Loss Statement

	For the year ended December 31,
	2021	2020

Revenue	$-	$-

Other income	-	-

Operating expenses	48,938	168,104
Consulting expense	25,643	65,347
Payroll expenses	-	60,000
Rent	-	3,000
Signature stock transfer	2,475	4,600
Interest expense	-	11,607
OTC Markets Group Inc.	5,500	4,500
Audit fee	14,500	16,000
Depreciation expenses	-	3,050
Franchise tax expenses	820	-

Finance costs	-	-

Loss before taxation	$(48,938)	$(168,104)

Income tax expenses	-	-

Loss after taxation	(48,938)	(168,104)

Other comprehensive income	-	-

Total comprehensive loss for the year	$(48,938)	$(168,104)

 The accompanying notes are an integral part of these financial statements.

Trans Global Group Inc.

Statements of Shareholders’ Equity

For the year ended December 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
		USD		USD	USD	USD	USD
Balance as at December 31, 2019 (Restated)	1,200,000	$1,275	7,865,578,306	$786,558	$-	$(943,231)	$(155,398)

New issuance of Series B Preferred Stock	20,000	2	-	-	(2)	-	-
Exchange, Old Series AA for New Series AA	(1,000,000)	(1,255)	-	-	1,255	-	-
New issuance of Common Stock by Debt conversion	-	-	800,000,000	80,000	214,270	-	294,270
Net loss for the period	-	-	-	-	-	(168,104)	(168,104)

Balance as at December 31, 2020 (Restated)	200,000	$20	8,665,578,306	$866,558	$215,523	(1,111,335)	(29,232)
Net loss for the period	-	-	-	-	-	(48,938)	(48,938)

Balance as at December 31, 2021	200,000	$22	8,665,578,306	$866,558	$215,523	$(1,160,273)	$(78,170)

 The accompanying notes are an integral part of these financial statements.

Trans Global Group Inc.

Statement of Cash Flows

	For the years ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(48,938)	$(168,104)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	3,050
Organization cost	-	57,847
Changes in operating assets and liabilities:
Trade payables	768	3,232
Other payables and accruals	-	31,975
Net cash used in operating activities	(48,170)	(72,000)

Cash flows from financing activity
Amount due to a director	48,170	72,000
Net cash generated from financing activity	48,170	72,000

Net increase in cash	$-	$-
Cash at end of period	-	-

 The accompanying notes are an integral part of these financial statements.

Trans Global Group, Inc.

Notes to Financial Statements

December 31, 2021

NOTE 1 - ORGANIZATION AND OPERATIONS

Trans Global Group, Inc. (the “Company”) was formed in the State of Delaware on December 31, 1993 as Teletek, Inc. On October, 2007, the Company changed its name to Trans Global Group, Inc., its current name. The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an issuer who has complied with the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature and we have not established any particular criteria upon which we consider a business opportunity. This discussion of the proposed business herein is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Income Taxes

The Company follows FASB ASC Subtopic 740, Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.

Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-based Compensation

The Company follows FASB ASC Subtopic 718, Stock Compensation, for accounting for stock-based compensation. The guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the consolidated financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company also follows the guidance for equity instruments issued to consultants.

Basic Loss Per Share

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of December 31, 2021, cash equivalents amounted to $Nil.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had accumulated losses as of December 31, 2021 of $1,160,273. These conditions among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the undertaking of its shareholders to provide continuing financial support to enable the Company to meet its liabilities as and when they fall due.

NOTE 4 - STOCKHOLDERS’ EQUITY

Authorized Capital Stock

Common Stock

The Company is authorized to issue 12,000,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2021, 8,665,578,306 shares were issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,500,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021, 200,000 shares of series AA preferred stock and 20,000 shares of series B preferred stock were issued and outstanding.

Capital Stock Issued

On January 30, 2020, the Company exchanged 1,200,000 shares of old series AA preferred stock for 200,000 shares of new series AA preferred stock. On September 20, 2020, the Company issued 800,000,000 shares of common stock to VS Services, LLC for conversion of note and accrued interests. On September 22, 2020, the Company issued 20,000 series B preferred stock to Chen Ren. On March 7, 2022, 200,000 shares of series AA preferred stock were converted into 12,000,000,000 shares of common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

None

NOTE 6 - CORRECTION OF ERRORS

The Company discovers that additional paid-in capital had been erroneously omitted in its financial statements. The Company had understated the additional paid-in capital and accumulated losses. A correction entry has been posted which resulted in decrease of 1,298,339 additional paid-in capital and retained earnings respectively.

	As of December 31, 2020	Restatement adjustments	As currently reported
EQUITY
Additional paid-in capital	$(1,082,816)	$1,298,339	$215,523
Retained earnings/ (Accumulated deficit)	$355,108	$(1,298,339)	$(943,231)

NOTE 7 - SUBSEQUENT EVENTS

On March 7, 2022, 200,000 shares of series AA preferred stock were converted into 12,000,000,000 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Certifying Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2021, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of December 31, 2021 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of December 31, 2021.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures in connection with identifying an operating business to acquire and when funds are available to us:

1.	We plan to appoint one or more outside directors to our board of directors who would be appointed to an audit committee resulting in a fully functioning audit committee who will undertake oversight in the establishment and monitoring of required internal controls and procedures.

2.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function.

3.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

We anticipate that we will, at least partially, begin to implement these initiatives in the current fiscal year.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting and none is required.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our director, executive officer and significant employee, and their ages as of March 18, 2022, are as follows:

Name	Position	Age
Executive Officers:
Chen Ren	President, Chief Executive Officer, Secretary and Treasurer, Director	35

There are no family relationships between any director, executive officer or significant employee.

Our sole director will hold office until the next annual meeting of shareholders and until his successor(s) have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. Officers are elected by, and serve at the discretion of, the board of directors. Our board of directors shall hold meetings on at least a quarterly basis.

Chen Ren has served as our president, chief executive officer, secretary and treasurer since September 25, 2020. Mr. Ren is the founder of Zuixiangui Liquor Industry Co. Ltd; a liquor distribution and retail company based in China. Since 2009, he has been acting as the director and CEO of the company, responsible for brand development and operation. Between May 2014 to March 2019, Mr. Ren served as the Operations Manager for Shaanxi Yinhan Culture Media Co., Ltd.; a Chinese-based company focusing on cultural communication, event management, music and film production. Mr. Ren holds a Diploma in Logistics Management Major from the Military Economics College of the Chinese People’s Liberation Army. Since January 2022, he has been a graduate student in MBA at the Universidad Católica San Antonio de Murcia. We believe Mr. Ren is well qualified to serve as director of the Company because of his experience in investment and management.

During the past five years, none of the persons identified above has been involved in any bankruptcy or insolvency proceeding or convicted in a criminal proceeding, excluding traffic violations and other minor offenses.

Director Independence

We do not have any independent directors and we are not required to maintain a majority of independent directors under the rules that apply to companies whose shares are traded on OTC Markets.

The Board and Committees

The Company does not have a formal Audit Committee, Nominating Committee and Compensation Committee. As the Company’s business expands, the directors will evaluate the necessity of an Audit Committee.

Legal Proceedings

To the knowledge of our management, there are no material proceedings to which any of our directors, officers or affiliates are a party adverse to our Company.

Code of Ethics

The Company has not adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation of each named executive for the fiscal years ended December 31, 2021 and 2020, awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Chen Ren, Chief Executive Officer	2021	$-	-	-
Chief Executive Officer	2020	-	-	-

Matthew Dwyer,	2021	$-	-	-
Former Chief Executive Officer	2020	$60,000	-	60,000

There were no bonuses paid or equity awards outstanding as of December 31, 2021.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Option Grants. No option grants have been exercised by the executive officers or directors.

Aggregated Option Exercises and Fiscal Year-End Option Value.

There have been no stock options exercised by the executive officers or directors.

Long-Term Incentive Plan (“LTIP”) Awards.

There have been no awards made to a named executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is information regarding the beneficial ownership of our common stock, our only outstanding class of capital stock, as of March 1, 2022 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, and (ii) all of the current directors and executive officers as a group. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned.

Name and Address of Beneficial Owner(1)	Shares (2)	Shares Underlying Convertible Securities (2)	Total Percent of Class (3)

Chen Ren	6,120,000,000	61,200,000	29.7%
Jiacheng Tang	5,880,000,000	58,800,000	28.6%
All executive officers and directors as a group	12,000,000,000	120,000,000	58.3%

(1)

Chen Ren: Room 2701, Block A, Zhantao Technology Building, Minzhi Street, Shenzhen 518000, China.

Jiacheng Tang: BLK 2 5/F Zhenqi Jingyuan Bldg Qiaocheng East Rd Futian District, Shenzhen 518040, China.

(2)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.

(3)

Based on 20,665,578,306 common shares outstanding as of March 18, 2022, and 20,000 shares of Preferred Stock outstanding, shares of common stock subject to convertible securities currently exercisable or exercisable within 60 days of March 18, 2022, are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Chen Ren and Jiacheng Tang hold Series B Preferred Stock. The Series B Preferred Stock is convertible at the rate of 6,000 of Common Stock

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have no relationships or significant related party transactions to disclose.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the audit of our annual financial statements for the fiscal years ended December 31, 2021 and 2020 and fees billed for other services during those periods.

During the year ended December 31, 2021 and 2020, Assentsure’s fees for the annual audit of our financial statements and periodic review of financial statements were $14,500 and $8,500 respectively.

	December 31, 2021	December 31, 2020
Audit fees	$8,500	$8,500
Audit-related fees	6,000	-
Tax fees	-	-
All other fees	-	-
Total Fees	$14,500	$8,500

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be retrieved from SEC website at www.sec.gov.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2022	TRANS GLOBAL GROUP, INC.

	By:	/s/Chen Ren
Chen Ren
Chief Executive Officer
Chief Financial Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2022	TRANS GLOBAL GROUP, INC.

	By:	/s/Chen Ren
Chen Ren
Chief Executive Officer
Chief Financial Officer
Director