Form 10-Q
period 2022-03-31
TRANS GLOBAL GROUP, INC.
filed 2022-05-13
CIK 1891791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: [000-56383]

TRANS GLOBAL GROUP INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 13, 2022, there were 20,665,578,306 shares of common stock, par value $0.0001 per share issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trans Global Group Inc.

Balance Sheets

	As at March 31, 2022	As at December 31, 2021
LIABILITIES AND EQUITY

Current liabilities:
Amount due to a director	$64,404	$60,170
Other payables and accruals	18,000	18,000
Total current liabilities	82,404	78,170
Total liabilities	82,404	78,170

Shareholders’ deficit:
Common stock	2,066,558	866,558
Preferred stock	2	22
Additional paid-in capital	-	215,523
Accumulated deficit	(2,144,730)	(1,111,335)
Loss for the year	(4,234)	(48,938)
Total shareholders’ deficit	(82,404)	(78,170)
Total liabilities and shareholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

Trans Global Group Inc.

Profit & Loss Statement

	For the three months ended March 31,
	2022	2021

Revenue	$-	$-

Other income	-	-

Operating expenses	4,234	10,820
Consulting expense	2,234	10,000
Audit related fee	2,000	-
Franchise tax expenses	-	820

Finance costs	-	-

Loss before taxation	$(4,234)	$(10,820)

Income tax expenses	-	-

Loss after taxation	(4,234)	(10,820)

Other comprehensive income	-	-

Total comprehensive loss for the year	$(4,234)	$(10,820)

The accompanying notes are an integral part of these financial statements.

Trans Global Group Inc.

Statements of Shareholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
		USD		USD	USD	USD	USD
Balance as at December 31, 2021	220,000	$22	8,665,578,306	$866,558	$215,523	$(1,160,273)	$(78,170)

Conversion, series AA preferred stock converted into common stock	(200,000)	(20)	12,000,000,000	1,200,000	(215,523)	(984,457)	-
Net loss for the period	-	-	-	-	-	(4,234)	(4,234)

Balance as at March 31, 2022	20,000	$2	20,665,578,306	$2,066,558	$-	(2,148,964)	(82,404)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
		USD		USD	USD	USD	USD
Balance as at December 31, 2020	220,000	$22	8,665,578,306	$866,558	$215,523	$(1,111,335)	$(29,232)

Net loss for the period	-	-	-	-	-	(10,820)	(10,820)

Balance as at March 31, 2021	220,000	$22	8,665,578,306	$866,558	$215,523	(1,122,155)	(40,052)

Trans Global Group Inc.

Statement of Cash Flows

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(4,234)	$(10,820)
Net cash used in operating activities	(4,234)	(10,820)

Cash flows from financing activities
Amount due to a director	4,234	10,820
Net cash generated from financing activities	4,234	10,820

Net movement in cash and cash equivalents	$-	$-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

 The accompanying notes are an integral part of these financial statements.

Trans Global Group, Inc.

Notes to Financial Statements

March 31, 2022

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of March 31, 2022, cash equivalents amounted to $Nil.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had accumulated losses as of March 31, 2022 of $2,148,964. These conditions among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the undertaking of its shareholders to provide continuing financial support to enable the Company to meet its liabilities as and when they fall due.

NOTE 4 - STOCKHOLDERS’ EQUITY

Authorized Capital Stock

Common Stock

The Company is authorized to issue 99,995,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2022, 20,665,578,306 shares were issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,500,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022, 20,000 shares of series B preferred stock were issued and outstanding.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

None

NOTE 6 - SUBSEQUENT EVENTS

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

During the three months ended March 31, 2022 and 2021, we generated no revenues. Our operating expenses for the same periods were comprised of operating expenses of $4,234 and $10,820, respectively, resulting in net loss of $4,234 for the three months ended March 31, 2022 compared to a net loss of $$10,820 for the three months ended March 31, 2021. Our operating expenses consisted of mainly professional fees for the three months ended March 31, 2022 and 2021, respectively. The decrease of operating expenses was mainly due to the decrease of professional fees.

Our total assets as of March 31, 2022 were $Nil.

As of March 31, 2022, the Company had 20,665,578,306 shares of common stock issued and outstanding.

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

Liquidity and Capital Resources

For the three months ended March 31, 2022 and 2021, the Company had a negative cash flow of $4,234 and $10,820 respectively. The Company’s principal sources and uses of funds were as follows:

For the three months ended March 31, 2021, the Company used $4,234 in cash for operations as compared to $10,820 for the three months ended March 31, 2021.  Such decrease was primarily due to lower net loss in three months ended March 31, 2022. The net cash provided by the financing activities for the three months ended March 31, 2022 was $4,234 as compared to $10,820 for the three months ended March 31, 2021. Such decrease was a result of less advances from the related parties.

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

As of March 31, 2022 we had cash of $Nil and there were outstanding liabilities of $82,404. The working capital deficits were $82,404 as of March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern as discussed in the footnotes to our financial statements. To continue as a going concern the Company will have to obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In order to implement its business plan, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations. If adequate capital is not available when needed, we will be required to significantly modify our business plan or cease operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2022, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of March 31, 2022 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of March 31, 2022.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments with regard to any of the legal proceedings previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

Item 1A. Risk Factors.

There have not been any material changes with regard to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

*	Filed herewith

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS GLOBAL GROUP INC.
(Registrant)

May 13, 2022	/s/ Chen Ren
Date	Chen Ren
Chief Executive Officer Chief Financial Officer Director