Form 10-Q
period 2022-06-30
TRANS GLOBAL GROUP, INC.
filed 2022-08-12
CIK 1891791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number. 033-20966

TRANS GLOBAL GROUP INC.

(Exact name of registrant issuer as specified in its charter)

Delaware	88-0298190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm 2701, Block A, Zhantao Technology Building, Minzhi Street, Shenzhen 518000, Guangdong Province, China

(Address of principal executive offices, including zip code)

+86 138 2338 3535

(Registrant’s phone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	TGGI	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date.

Class	Outstanding at August 12, 2022
Common Stock, $.0001 par value	20,665,578,306

i

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	98,018	18,000
Amount due to a director	85,244	60,170
TOTAL CURRENT LIABILITIES	183,262	78,170

TOTAL LIABILITIES	$183,262	$78,170

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, 20,000 and 220,000 shares issued and outstanding, June 30, 2022 and December 31, 2021, respectively	2	22
Common stock, $0.0001 par value, 99,995,000,000 shares authorized, 20,665,578,306 and 8,665,578,306 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,066,558	866,558
Additional paid-in capital	-	215,523
Accumulated deficit	(2,249,822)	(1,160,273)
TOTAL STOCKHOLDERS’ DEFICIT	(183,262)	(78,170)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

 TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$	$	$-	$-
COST OF REVENUES			-	-
GROSS PROFIT			-	-

OPERATING EXPENSES
Audit fee	66,400	-	68,400	-
Consulting expenses	3,000	2,468	5,234	12,468
Edgar filing fee	5,003	-	5,003	-
Franchise tax expenses	-	-	-	820
Legal expenses	20,000	-	20,000	-
OTC markets expenses	-	5,500	-	5,500
Stock agency expenses	6,455	2,475	6,455	2,475
TOTAL OPERATING EXPENSES	100,858	10,443	105,092	21,263

OPERATING LOSS	(100,858)	(10,443)	(105,092)	(21,263)

OTHER EXPENSES	-	-	-	-

LOSS BEFORE INCOME TAX	(100,858)	(10,443)	(105,092)	(21,263)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(100,858)	$(10,443)	$(105,092)	$(21,263)

Other comprehensive income
Foreign currency translation adjustment	-	-	-	-
COMPREHENSIVE LOSS	$(100,858)	$(10,443)	$(105,092)	$(21,263)

Net loss per share- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of shares outstanding	20,665,578,306	8,665,578,306	20,665,578,306	8,665,578,306

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three and six months ended June 30, 2022

	Preferred stock		Common stock		Additional
	Number of shares	Amount	Number of shares	Amount	Paid-in capital	Accumulated deficit	Total equity
Balance as of December 31, 2021 (Audited)	220,000	$22	8,665,578,306	$866,558	$215,523	$(1,160,273)	$(78,170)
Conversion, series AA preferred stock converted into common stock	(200,000)	(20)	12,000,000,000	1,200,000	(215,523)	(984,457)	-
Net loss	-	-	-	-	-	(4,234)	(4,234)
Balance as of March 31, 2022 (Unaudited)	20,000	$2	20,665,578,306	$866,558	$-	$(2,148,964)	$(82,404)
Net loss	-	-	-	-	-	(100,858)	(100,858)
Balance as of June 30, 2022 (Unaudited)	20,000	$2	20,665,578,306	$866,558	$-	$(2,249,822)	$(183,262)

For the three and six months ended June 30, 2021

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
	Number of shares	Amount	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2020 (Audited)	220,000	$22	8,665,578,306	$866,558	$215,523	$(1,111,335)	$(29,232)
Net loss	-	-	-	-	-	(10,820)	(10,820)
Balance as of March 31, 2021 (Unaudited)	220,000	$22	8,665,578,306	$866,558	$215,523	$(1,122,155)	$(40,052)
Net loss	-	-	-	-	-	(10,443)	(10,443)
Balance as of June 30, 2021 (Unaudited)	220,000	$22	8,665,578,306	$866,558	$215,523	$(1,132,598)	$(50,495 ()

See accompanying notes to the unaudited condensed consolidated financial statements.

 TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(105,092)	$(21,263)
Changes in operating assets and liabilities:
Accounts payable		1,243
Accrued liabilities	80,018	-
Net cash used in operating activities	(25,074)	(20,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advanced from a director	25,074	20,020
Net cash used in financing activities	25,074	20,020

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

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

The Company’s accounting year-end is December 31.

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

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of June 30, 2022 and December 31, 2021, cash equivalents amounted to $Nil and $Nil, respectively.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had accumulated losses as of June 30, 2022 of $2,249,822. These conditions among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the undertaking of its shareholders to provide continuing financial support to enable the Company to meet its liabilities as and when they fall due.

NOTE 4 - STOCKHOLDERS’ EQUITY

Authorized Capital Stock

Common Stock

The Company is authorized to issue 99,995,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2022, 20,665,578,306 shares were issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,500,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022, 20,000 shares of series B preferred stock were issued and outstanding.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

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

NOTE 5 - ACCRUED LIABILITIES

As of June 30, 2022, our accrued liabilities balance $98,018 represented the outstanding liabilities included the acquisition audit and legal fee of ZXG Holdings Limited, 10-Q review fee, FA consulting fee, edgar filing fee and share agency fee which were settled as of the filing date.

NOTE 6 - AMOUNT DUE TO A DIRECTOR

The amount due is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 7 - RELATED PARTY TRANSACTIONS

None.

NOTE 8 - SUBSEQUENT EVENTS

On August 8, 2022, the Company has completed the acquisition of ZXG Holdings Limited. The Company is going to generate revenue primarily from the sales of beverages directly to agents, wholesalers and end users, and planning to developing and optimizing our online platform and offline channel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operation

For the three months ended June 30, 2022

During the three months ended June 30, 2022 and 2021, we generated no revenues. Our operating expenses for the same periods were comprised of operating expenses of $100,858 and $10,443, respectively, resulting in net loss of $100,858 for the three months ended June 30, 2022 compared to a net loss of $$10,443 for the three months ended June 30, 2021. Our operating expenses consisted of mainly professional fees for the three months ended June 30, 2022 and 2021, respectively. The increase of operating expenses was mainly due to the professional fees for the acquisition of ZXG Holdings Limited.

For the six months ended June 30, 2022

During the six months ended June 30, 2022 and 2021, we generated no revenues. Our operating expenses for the same periods were comprised of operating expenses of $105,092 and $21,263, respectively, resulting in net loss of $105,092 for the six months ended June 30, 2022 compared to a net loss of $$21,263 for the six months ended June 30, 2021. Our operating expenses consisted of mainly professional fees for the six months ended June 30, 2022 and 2021, respectively. The increase of operating expenses was mainly due to the professional fees for the acquisition of ZXG Holdings Limited.

Our total assets as of June 30, 2022 were $Nil.

As of June 30, 2022, the Company had 20,665,578,306 shares of common stock issued and outstanding.

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

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $Nil. We have a negative operating cash flows of $25,074 and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months periods ended June 30, 2022 and 2021, net cash used in operating activities was $25,074 and $20,020, respectively. Such increase was primarily due to the acquisition professional fee of ZXG Holdings Limited.

Investing Activities

For the six months periods ended June 30, 2022 and 2021, net cash provided by investing activities was $Nil and $Nil, respectively.

Financing Activities

For the six months periods ended June 30, 2022 net cash provided by financing activities was $25,074 and $20,020, respectively. Such increase was a result of more advances from the related parties.

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

As of June 30, 2022 we had cash of $Nil and there were outstanding liabilities of $183,262. The working capital deficits were $183,262 as of June 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern as discussed in the footnotes to our financial statements. To continue as a going concern the Company will have to obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In order to implement its business plan, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations. If adequate capital is not available when needed, we will be required to significantly modify our business plan or cease operations.

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

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2022, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of June 30, 2022 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there were no changes in the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS GLOBAL GROUP INC.
(Name of Registrant)

Date: August 12, 2022	By:	/s/ Chen Ren
	Title:	Chief Executive Officer Chief Financial Officer Director