Form 10-Q
period 2022-09-30
TRANS GLOBAL GROUP, INC.
filed 2023-01-13
CIK 1891791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	TGGI	OTC Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date.

Class	Outstanding at January 13, 2023
Common Stock, $.0001 par value	22,131,339,996

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	F-1

ITEM 1.	FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	F-1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021 (unaudited)	F-2
	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2021 (unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	F-4
	Notes to the Condensed Consolidated Financial Statements	F-5 – F-14
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1
ITEM 3.	QUANTITATIVE AND QUALITATIVED IS CLOSURES ABOUT MARKET RISK	3
ITEM 4.	CONTROLS AND PROCEDURES	3

PART II	OTHER INFORMATION	5

ITEM 1	LEGAL PROCEEDINGS	5
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	MINE SAFETY DISCLOSURES	5
ITEM 5	OTHER INFORMATION	5
ITEM 6	EXHIBITS	5
	SIGNATURES	6

i

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	48,664	-
Amount due from the related parties	78,139	-
Prepayments and other receivables	750,644	-
TOTAL CURRENT ASSETS	877,447	-

NON-CURRENT ASSETS
Property, plant and equipment, net	1,293	-
Intangible assets, net	11,008,356	-
Operating lease ROU assets	82,217	-
TOTAL NON-CURRENT ASSETS	11,091,866	-

TOTAL ASSETS	$11,969,313	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	383,796	-
Accrued liabilities and other payables	463,524	18,000
Contract liabilities	442,556	-
Amount due to a director	141,356	60,170
Income tax payables	2,020	-
Operating lease liabilities	83,084	-
TOTAL CURRENT LIABILITIES	1,516,336	78,170

TOTAL LIABILITIES	$1,516,336	$78,170

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, 20,000 and 220,000 shares issued and outstanding, September 30, 2022 and December 31, 2021, respectively	2	22
Common stock, $0.0001 par value, 99,995,000,000 shares authorized, 22,131,339,996 and 8,665,578,306 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,213,134	866,558
Additional paid-in capital	11,790,319	215,523
Accumulated other comprehensive loss	(11,241)	-
Accumulated deficit	(3,539,237)	(1,160,273)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	10,452,977	(78,170)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,969,313	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

 TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$422,548	$-	$422,548	$-
COST OF REVENUES	(669,975)	-	(669,975)	-
GROSS PROFIT	(247,427)	-	(247,427)	-

OPERATING EXPENSES
Sales & marketing expenses	(482,892)	-	(482,892)	-
General & administrative expenses	(106,011)	(18,500)	(211,103)	(39,763)
TOTAL OPERATING EXPENSES	(588,903)	(18,500)	(693,995)	(39,763)

OPERATING LOSS	(836,330)	(18,500)	(941,422)	(39,763)

OTHER INCOME
Bank interest income	68	-	68	-
Non-operating income	3,684	-	3,684	-
TOTAL OTHER INCOME	3,752	-	3,752	-

LOSS BEFORE INCOME TAX	(832,578)	(18,500)	(937,670)	(39,763)

INCOME TAX EXPENSE	(2,179)	-	(2,179)	-

NET LOSS	$(834,757)	$(18,500)	$(939,849)	$(39,763)

Other comprehensive loss
Foreign currency translation adjustment	(11,241)	-	(11,241)	-
COMPREHENSIVE LOSS	$(845,998)	$(18,500)	$(951,090)	$(39,763)

Net loss per share- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of shares outstanding	18,307,760,860	8,665,578,306	18,307,760,860	8,665,578,306

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three and nine months ended September 30, 2022

	Preferred stock		Common stock		Additional	Accumulated other
	Number of shares	Amount	Number of shares	Amount	Paid-in capital	comprehensive loss	Accumulated deficit	Total equity (deficit)
Balance as of December 31, 2021 (Audited)	220,000	$22	8,665,578,306	$866,558	$215,523	$-	$(1,160,273)	$(78,170)
Conversion, series AA preferred stock converted into common stock	(200,000)	(20)	12,000,000,000	1,200,000	(215,523)	-	(984,457)	-
Net loss	-	-	-	-	-	-	(4,234)	(4,234)
Balance as of March 31, 2022 (Unaudited)	20,000	$2	20,665,578,306	$2,066,558	$-	$-	$(2,148,964)	$(82,404)
Net loss	-	-	-	-	-	-	(100,858)	(100,858)
Balance as of June 30, 2022 (Unaudited)	20,000	$2	20,665,578,306	$2,066,558	$-	$-	$(2,249,822)	$(183,262)
Acquisition of ZXG Holdings	-	-	1,465,761,690	146,576	11,790,319	-	(454,658)	11,482,222
Accumulated other comprehensive loss	-	-	-	-	-	(11,241)	-	(11,241)
Net loss	-	-	-	-	-	-	(834,757)	(834,757)
Balance as of September 30, 2022 (Unaudited)	20,000	$2	22,131,339,996	$2,213,134	$11,790,319	$(11,241)	$(3,539,237)	$10,452,977

For the three and nine months ended September 30, 2021

	Preferred stock		Common stock		Additional	Accumulated other
	Number of shares	Amount	Number of shares	Amount	Paid-in capital	comprehensive loss	Accumulated deficit	Total deficit
Balance as of December 31, 2020 (Audited)	220,000	$22	8,665,578,306	$866,558	$215,523	$-	$(1,111,335)	$(29,232)
Net loss	-	-	-	-	-	-	(10,820)	(10,820)
Balance as of March 31, 2021 (Unaudited)	220,000	$22	8,665,578,306	$866,558	$215,523	$-	$(1,122,155)	$(40,052)
Net loss	-	-	-	-	-	-	(10,443)	(10,443)
Balance as of June 30, 2021 (Unaudited)	220,000	$22	8,665,578,306	$866,558	$215,523	$-	$(1,132,598)	$(50,495)
Net loss	-	-	-	-	-	-	(18,500)	(18,500)
Balance as of September 30, 2021 (Unaudited)	220,000	$22	8,665,578,306	$866,558	$215,523	$-	$(1,151,098)	$(68,995)

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine months ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(939,849)	$(39,763)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	588,827	-
Non-cash lease expenses	68,815	-
Changes in operating assets and liabilities:
Prepayments and other receivables	(446,100)	-
Accounts payable	53,874	1,243
Accrued liabilities and other payables	458,708	-
Contract liabilities	237,382	-
Income tax payables	2,179	-
Operating lease obligations	(64,031)	-
Net cash used in operating activities	(40,195)	(38,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the acquisition of ZXG Holdings	52,523	-
Purchases of property, plant and equipment	(630)	-
Net cash provided by investing activities	51,893	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advanced to the related parties	(34,909)	-
Advanced from a director	79,671	38,520
Net cash provided by financing activities	44,762	38,520

Effect of exchange rate changes on cash and cash equivalents	(7,796)	-

Net change in cash and cash equivalents	48,664	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,664	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$2,179	$-
Cash paid for interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Expenses paid by the related parties on behalf of the Company	$346,505	$-
Shares issued for acquisition of ZXG Holding	$11,450,545	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

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

On August 8, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with ZXG Holdings Limited (“ZXGBVI”), a BVI Business company. the sole shareholder of ZXGBVI, Southsea Global Limited. (“Southsea”), a BVI Business Company, which is wholly 100% owned by Mrs. Woo Shuk Fan (“Woo”), and Woo, as the officer, director and shareholder of Southsea. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of ZXGBVI was exchanged for 1,465,761,689 shares of common stock and closed the acquisition of ZXGBVI on June 30, 2022.

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

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The results of subsidiaries acquired during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income or loss applicable to noncontrolling interests in subsidiaries is reflected in the consolidated statements of operations.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of September 30, 2022, details of the Company’s major subsidiaries were as follows:

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
ZXG Holdings Limited (“ZXGBVI”)	May 16, 2022	Trans Global Group, Inc.	Investment holding	The British Virgin Islands (“BVI”)
Hong Kong Zuixiangui International Holding Co., Ltd. (“ZXGHK”)	March 22, 2021	ZXG Holdings Limited	Investment holding	Hong Kong, PRC
Zui Xian Gui International Holding (Shenzhen) Ltd. (“ZXGWFOE”)	September 15, 2021	Hong Kong Zuixiangui International Holding Co., Ltd.	Investment holding	PRC
Shenzhen Zui Xian Gui Brewery Technology Ltd. (“ZXGSZ”)	July 24, 2019	Zui Xian Gui International Holding (Shenzhen) Ltd.	Trading of beverages	PRC

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Foreign currency translation and re-measurement

The functional currency of the Company is the Chinese Renminbi (“RMB”).

The Company, whose translates their accounts into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in stockholders’ equity.

	As of and for the nine months ended September 30,
	2022	2021
Spot USD: RMB exchange rate	$7.11594	$6.44664
Average USD: RMB exchange rate	$6.59807	$6.47166

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of September 30, 2022 and December 31, 2021, cash equivalents amounted to $48,664 and nil, respectively.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Account and other receivables

Account and other receivables are stated at the customer obligations due under normal trade terms net of allowance for doubtful accounts.

Property, plant and equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property and equipment are as follows:

Office equipment	5 years

The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

Intangible assets, net

Intangible assets with definite lives are stated at cost less accumulated amortization and consist mainly of distribution channel that was acquired in the acquisition of ZXGBVI.

Amortization is calculated on the straight-line basis over the following estimated useful lives:

Categories	Estimated useful life
Distribution channel	5 years

Operating leases

The Company recognizes its leases in accordance with ASC 842 - Leases. Under ASC 842, operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate, on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives. The Company elected the short-term lease exemption for contracts with lease terms of 12 months or less. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Revenue recognition

The Company follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

Under Topic 606, revenues are recognized when the promised products have been confirmed of delivery or services have been transferred to the consumers in amounts that reflect the consideration the customer expects to be entitled to in exchange for those services. The Company presents value added taxes (“VAT”) as reductions of revenues. The Company recognizes revenues net of value added taxes (“VAT”) and relevant charges.

We generate revenue primarily from the sales of beverages directly to agents, wholesalers and end users. We recognize product revenue at a point in time when the control of the products has been transferred to customers. The transfer of control is considered complete when products have been picked up by or delivered to our customers. We account for packaging, shipping and handling fees as a fulfillment cost.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Contract liabilities

Contract liabilities consist mainly of advances from customers. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for wines prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of September 30, 2022 and December 31, 2021, the Company had customer advances of $442,556 and nil, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized $237,382 and nil, respectively, of customer advances in the opening balance.

Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 3% for the period from the beginning of July 2019 till the end of February 2020, then changed to 1% from the beginning of 2020 till the end of September 2022. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded as VAT payable if output VAT is larger than input VAT and is recorded as VAT recoverable if input VAT is larger than output VAT. For entities that are VAT small taxpayers, VAT rate applicable is 3% for the period from the beginning of July 2019, then during the COVID-19, the small taxpayers are allowed to enjoy the preferred tax policy, tax rate from 3% to 1% for the period from March 1, 2020 to September 30, 2021. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

Earnings (loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Related party transactions

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company’s operations.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had accumulated losses of $3,539,237, and working capital deficit of $638,889 as of September 30, 2022. These conditions among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the undertaking of its shareholders to provide continuing financial support to enable the Company to meet its liabilities as and when they fall due.

NOTE 4 – PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021

Prepayments	$598,384	$-

Other receivables	179,791	-
Less: Allowance for doubtful accounts	(27,531)	-
Other receivables, net	152,260	-
Total prepayments and other receivables	$750,644	$-

Balance of prepayments represented the advanced payments to suppliers. And the balance of other receivables included deposit of office rent and JD platform, and FA consulting fee.

NOTE 5 – AMOUNT DUE FROM THE RELATED PARTIES

		As of
		September 30, 2022	December 31, 2021

Guizhou Zui Xian Gui Liquor Co., Ltd.	Ren Chen is the legal representative and shareholder of the Guizhou Zui Xian Gui Liquor Co., Ltd.	$45,770	$-
Shenzhen Zui Xian Gui Supply Chain Co., Ltd.	Ren Chen is the legal representative and shareholder of the Shenzhen Zui Xian Gui Supply Chain Co., Ltd.	10,365	-
Zhiyu Lv	Manager of the ZXGSZ	22,004	-
Total amount due from the related party		$78,139	$-

The amount due from the related parties are unsecured with non-interest bearing, that are expected to be collect at the year ended 2022.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Office equipment	$1,369	$-
Less: Accumulated depreciations – pre-acquisition	(14)
Less: Accumulated depreciations – post-acquisition	(62)	-
Total property, plant and equipment, net	$1,293	$-

Depreciation expense, which was included in general and administrative expenses, for the nine months ended September 30, 2022 and 2021 was $62 and nil, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	As of
	September 30, 2022	December 31, 2021
Distributor channel	$11,597,106	$-
Less: Accumulated amortization	(588,765)	-
Total	$11,008,356	$-

Amortization expense for the nine months ended September 30, 2022 and December 31, 2021 was $588,765 and nil, respectively, included in cost of revenues.

As of September 30, 2022, the future estimated amortization costs for distribution channel are as follows:

2023	$2,183,668
2024	2,183,668
2025	2,183,668
2026	2,183,668
Thereafter	1,637,749
Finite-Lived Intangible Assets, Gross	10,372,421
Effect on exchange rate	635,935
Total	$11,008,356

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021

Accrued liabilities	$23,103	$18,000
Other payables	440,421	-
Total Accrued liabilities and other payables	$463,524	$18,000

Balance of accrued liabilities included the audit & related expenses. And the balance of other payables included the accrual staff’s salaries & individual tax, VAT surcharge taxes, and payables to marketing fees.

NOTE 9 – CONTRACT LIABILITIES

Contract liabilities consisted of the following as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021

Contract liabilities	$442,556	$-

Balance of contract liabilities are the prepayment from the customers which are expected to be recognized as revenue during the year of 2022.

NOTE 10 – AMOUNT DUE TO A DIRECTOR

As of September 30, 2022 and December 31, 2021, the amount due to a director are $141,356 and $60,170, respectively, which are unsecured with non-interest bearing.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 11 – INCOME TAXES

The Company’s primary operations are in the PRC, and in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

United States of America

The Company is registered in the State of Delaware and is subject to United States of America tax law. The U.S. federal income tax rate is 21%.

The British Virgin Islands

Under the current laws of the British Virgin Islands, ZXG Holding Ltd. is registered as a BVI business company which governs by the International Business Companies Act of British Islands and there is no income tax charged in British Virgin Islands.

Hong Kong

Hong Kong Zuixiangui International Holding Co., Ltd. is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

People’s Republic of China

Zui Xian Gui International Holding (Shenzhen) Ltd. and Shenzhen Zui Xian Gui Brewery Technology Ltd. are operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. During the period ended September 30, 2022, the operations in People’s Republic of China incurred the net loss of $245,492 which can be used to offset the carry forwards retained earnings within 5 years that started from year 2023 to year 2027.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the nine months ended September, 2022, and 2021:

	Nine months ended September 30,
	2022	2021

Loss attributed to PRC operations	$(245,492)	$-
PRC Statutory tax at 25% rate	-	-
Effect of PRC deductions and other reconciling items	-	-
Income tax	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the period ended September 30, 2022, and 2021:

	Nine months ended September 30,
	2022	2021

U.S. federal statutory income tax rate	21.0%	21.0%
Higher rate in PRC, net	4.0%	4.0%
Reconciling items, net operating losses in PRC, election to not recognize tax asset	-25.0%	-25.0%
The Company’s effective tax rate	-%	-%

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 12 – OPERATING LEASES

As of September 30, 2022, the Company has one operating lease agreements for office space in PRC with remaining lease terms of 11 months. The operating lease agreement entered with a non-related party, is for the premises in Shenzhen City, PRC from September 1, 2021 to August 31, 2023, the monthly rent expense of RMB48,040 (approximately $7,445).

The components of lease expense and supplemental cash flow information related to leases for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine months ended September 30,
Other information for the nine months ended	2022	2021
Cash paid for amounts included in the measurement of lease obligations	$68,815	$-
Weighted average remaining lease term (in years)	0.92	-
Weighted average discount rate	4.75%	-%

The supplemental balance sheet information related to leases for the period is as follows:

	As of
Operating leases	September 30, 2022	December 31, 2021
Operating right-of-use assets	$82,217	$-
Total operating right-of-use assets	$82,217	$-

Operating lease liabilities- current portion	$83,084	$-
Operating lease liabilities- non-current portion	-	-
Total operating lease liabilities	$83,084	$-

Maturities of the Company’s lease obligations are as follows:

Years ending September 30,
2023	$85,070	$-
Thereafter	-	-
Total lease payment	85,070	-
Less: Imputed interest	(1,986)	-
Operating lease obligations	$83,084	$-

NOTE 13 – RELATED PARTIES’ TRANSACTIONS

For the nine months ended September 30, 2022 and 2021, the director, Chen Ren paid $346,505 and nil, respectively.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 14 – NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. Due to the Company’s net loss from its continuing operations, all potential common share issuances had anti-dilutive effect on net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the nine months ended September 30, 2022, and 2021:

	Nine months ended September 30,
	2022	2021
Total net loss attributable to common shareholders	$951,090	$39,763

Weighted average common shares outstanding – Basic and diluted	18,307,760,860	8,665,578,306

Loss per shares – basic and diluted:
Loss per shares – basic and diluted:	$(0.00)	$(0.00)

NOTE 15 - STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Capital Stock

Common Stock

The Company is authorized to issue 99,995,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2022, 22,131,339,996 shares were issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,500,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022, 20,000 shares of series B preferred stock were issued and outstanding.

Capital Stock Issued

On January 30, 2020, the Company exchanged 1,200,000 shares of old series AA preferred stock for 200,000 shares of new series AA preferred stock. On September 20, 2020, the Company issued 800,000,000 shares of common stock to VS Services, LLC for conversion of note and accrued interests. On September 22, 2020, the Company issued 20,000 series B preferred stock to Chen Ren. On March 7, 2022, 200,000 shares of series AA preferred stock were converted into 12,000,000,000 shares of common stock. On August 8, 2022, under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of ZXGBVI was exchanged for 1,465,761,690 shares of common stock and closed the acquisition of ZXGBVI on June 30, 2022.

NOTE 16 – SUBSEQUENT EVENTS

On October 5, 2022, the Board of Directors of the Company approved the Reverse Stock Split and the Authorized Shares, subject to Stockholder approval. The Majority Stockholders approved the Reverse Stock Split and the Authorized Shares by written consent in lieu of a meeting on October 6, 2022. Accordingly, your consent is not required and is not being solicited in connection with the approval of the Amendments. The Authorized Shares will become effective when we file the Certificate of Amendment with the Secretary of State of the State of Delaware after this Information Statement is effective.

On October 11, 2022, The Company’s wholly-owned subsidiary, ZXGSZ entered into an investment agreement (the “Agreement”) with Guangzhou Jinxin Technology Service Limited (“GJTS”), a PRC company, the major shareholder of Bi Xuan You Pin (Guangzhou) Limited (“BXYP”). BXYP is a PRC business company, which is 70% owned by GJTXS. Under the Agreement, thirty-four percent (34%) of the ownership interest of BXYP was purchased by the Company by the total amount of RMB 88,888.00 from GJTS.

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

Results of Operation

For the three and nine months ended September 30, 2022 and 2021

	Three months ended September 30,
	2022	2021	2022 vs 2021

Revenues	$422,548	$-	$422,548
Cost of revenues	(669,975)	-	(669,975)
Gross loss	(247,427)	-	(247,427)
Gross loss margin	59%	-%	100%

Operating expenses	(588,903)	(18,500)	(570,403)
Other income, net	3,752	-	3,752
Income tax expense	(2,179)	-	(2,179)
Net loss	$(834,757)	$(18,500)	$(816,257)

	Nine months ended September 30,
	2022	2021	2022 vs 2021

Revenues	$422,548	$-	$422,548
Cost of revenues	(669,975)	-	(669,975)
Gross loss	(247,427)	-	(247,427)
Gross loss margin	59%	-%	100%

Operating expenses	(693,995)	(39,763)	(654,232)
Other income, net	3,752	-	3,752
Income tax expense	(2,179)	-	(2,179)
Net loss	$(939,849)	$(39,763)	$(900,086)

Revenues

Revenue was $422,548 for the three months ended September 30, 2022, reflecting an increase of $422,548 from $0 for the three months ended September 30, 2021.

Revenue was $422,548 for the nine months ended September 30, 2022, reflecting an increase of $422,548 from $0 for the nine months ended September 30, 2021. The increase is the result of the Company’s continued efforts to increase the sales of beverages.

Cost of Revenues

Cost of revenue was $669,975 for the three months ended September 30, 2022, reflecting an increase of $669,975 from $0 for the three months ended September 30, 2021. The increase was mainly the amortization cost of intangible assets of $588,765.

Cost of revenue was $669,975 for the nine months ended September 30, 2022, reflecting an increase of $669,975 from $0 for the nine months ended September 30, 2021. The cost of revenues fluctuated in line with our revenues, and the increase was mainly the amortization cost of intangible assets of $588,765.

Gross Loss

Gross loss was $247,427 and $0 for the three months ended September 30, 2022 and 2021, respectively, reflecting an increase of $247,427.

Gross loss was $247,427 for the nine months ended September 30, 2022, reflecting an increase of $247,427 from $0 for the nine months ended September 30, 2021. The gross profit margins increased when the periods are compared to each other, but they have yet to show consistency over time, given the amount time measured is still relatively short.

Operating Expenses

Operating expense was $588,903 for the three months ended September 30, 2022, reflecting an increase of $570,403, from $18,500 for the three months ended September 30, 2021. The increase was mainly the marketing expenses for sales.

Operating expense was $693,995 for the nine months ended September 30, 2022, reflecting an increase of $654,232 from $39,763 for the nine months ended September 30, 2021, due to the increase in marketing expenses for expand the brand name and professional service fees. The increase was mainly the marketing expenses for sales.

Net loss

For the three months ended September 30, 2022, net loss was $834,757, compared to net loss of $18,500 for the three months ended September 30, 2021, reflecting an increase of $816,257. The increase was mainly the amortization cost of intangible assets and marketing expenses for sales.

For the three months ended September 30, 2022, net loss was $939,849, compared to net loss of $39,763 for the nine months ended September 30, 2021, reflecting an increase of $900,086. The increase was mainly the amortization cost of intangible assets and marketing expenses for sales.

Liquidity and Capital Resources

Working Capital as of September 30, 2022 and December 31, 2021

	As of
	September 30, 2022	December 31, 2021	2022 vs 2021
Total current assets	$877,447	$-	$877,447
Total current liabilities	(1,516,336)	(78,170)	(1,438,166)
Working capital	$(638,889)	$(78,170)	$(560,719)

As of September 30, 2022, we had cash and cash equivalents of $48,664, and we had working capital deficit of $1,516,336 as compared to working capital deficit of $78,170 as of December 31, 2021. The increasing in working capital deficit was mainly reflected in the customer advances that were recognized as revenue during the period. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Cash Flows for the nine months ended September 30, 2022 and 2021

	Nine months ended September 30,
	2022	2021	2022 vs 2021

Cash flows used in operating activities	$(40,195)	$(38,520)	$(1,675)
Cash flows provided by investing activities	51,893	-	51,893
Cash flows provided by financing activities	44,762	38,520	6,242
Effect of exchange rate changes in cash during the year	(7,796)	-	(7,796)
Net changes in cash during the year	$48,664	$-	$48,664

Cash Flow from Operating Activities

For the nine months periods ended September 30, 2022 and 2021, net cash used in operating activities was $40,195 and $38,520, respectively. Such increase was primarily due to the acquisition professional fee of ZXG Holdings Limited.

Cash Flow from Investing Activities

For the nine months periods ended September 30, 2022 and 2021, net cash provided by investing activities was $51,893 and nil, respectively. Such increase was primarily due to the proceeds from the acquisition of ZXG Holdings Limited.

Cash Flow from Financing Activities

Net cash used in financing activities was $44,762 and $38,520 for nine months ended September 30, 2022 and 2021, respectively.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2022, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of September 30, 2022 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of September 30, 2022.

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

TRANS GLOBAL GROUP INC.
(Name of Registrant)

Date: January 13, 2023	By:	/s/ Chen Ren
	Title:	Chief Executive Officer Chief Financial Officer Director