Form 10-K
period 2022-12-31
TRANS GLOBAL GROUP, INC.
filed 2023-06-14
CIK 1891791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 000-56383

TRANS GLOBAL GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0298190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm 2701, Block A, Zhantao Technology Building, Minzhi Street, Shenzhen 518000, Guangdong, China

(Address of principal executive offices, including zip code)

+86 138 2338 3535

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).

Yes ☒   No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of such shares on the OTC markets as of June 13, 2023, was approximately $14.4 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date.

Class	Outstanding at June 13, 2023
Common stock, $0.0001 par value	22,131,339,996

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This Annual Report on Form 10-K should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K and should be evaluated with consideration of any changes occurring after the date of this Annual Report on Form 10-K. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company”, “we,” “us,” “our,”, “Company” or “TGGI” are references to Trans Global Group, Inc., a Delaware Corporation;

●	“Common Stock” refer to the common stock, par value of $0.0001, of the Company;

●	“U.S. dollar”, “$”, and “US$” refers to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

On September 23, 2020, Matthew Dwyer, the Company, and Chen Ren entered into that certain Stock Purchase Agreement, pursuant to which Dwyer agreed to return 200,000 shares of Series AA Preferred stock, par value $0.0001 per share to treasury for $150,000, and the Company agreed to issue 20,000 shares of Series B Preferred Stock, of the Company representing approximately 93% of the outstanding voting power to Chen Ren. And Matthew Dwyer resigned as sole officer of the Company (including as President, Chief Executive Officer, Secretary and Treasure) and Chen Ren was appointed as sole officer of the Company (including as President, Chief Executive Officer, Secretary and Treasure) on the same date.

On June 30, 2022, we consummated a share exchange pursuant to a Share Exchange Agreement among the Company and Southsea, the shareholder of ZXGBVI, pursuant to which we acquired all the ordinary shares of ZXGBVI in exchange for the issuance to the shareholder of ZXGBVI of an aggregate of 1,465,761,690 shares of the Company. As a result of the transactions contemplated by the Share Exchange, ZXGBVI became a wholly-owned subsidiary of the Company. Such reorganization was completed on August 8, 2022.

The chart below depicts the corporation structure of the Company as of the date of this Annual Report on Form 10-K:

Business Overview

Trans Global Group Inc. is a US holding company incorporated in Delaware. We conduct our business through our PRC subsidiary, “Shenzhen Zui Xian Gui Brewery Technology Limited” (“ZXGSZ”), which is a wine distribution and retail sales company based in Guangdong province, China. “Zui Xian Gui 醉仙归”, the brand name was founded by Mr. Ren Chen, a famous singer and post-80s entrepreneur. He insisted on building Chinese flavored liquor and a Chinese liquor culture, building the brand with special quality and multi liquor culture, and striving to create a healthy and good wine belonging to China and the world.

We are principally engaged in the distribution of high-end liquor for the PRC markets, and international markets in the future, through online and offline channels. The products we distribute include the Zui Xian Gui International Classic, Zui Xian Gui International Premium, Zui Xian Gui International Collection, MOGU DAXIA and DangBing DeRen. Set out below is a brief introduction to the principal products we distribute:

Zui Xian Gui International Classic 53%vol and 500ml	Zui Xian Gui International Premium 53%vol and 500ml	Zui Xian Gui International Collection 53%vol and 500ml

Dangbing Deren 53%vol and 500ml	Mogu Daxia 53%vol and 500ml

We sell our products through our distributors. We authorize distribution and classify the dealers according to the purchase amount. Different types of dealers enjoy different discounts. At present, the Company’s dealers are mainly individuals, and a few are legal entities. In terms of retail, we mainly focus on online sales, including online self-operated retail and e-commerce platform which formulates purchase details according to the trade mode of “purchase by sale and zero inventory”. The main purchased materials include customized finished wine, packaging accessories, etc. Our distribution policy table:

Kind of distributor	Cross the threshold (RMB)	Discount rate
First-class	2,000,000	50%
Second-class	1,000,000	55%
Third-class	500,000	60%
Fourth-class	200,000	65%
Fifth-class	50,000	70%

Marketing Plan

We intend to encourage sales of the products we distribute through advertising, marketing and promotion, and we cooperate with certain distribution network in conducting marketing and promotional activities through selected distributors who owned the retail outlets in their local estate with a view to expanding our share and our brand of the PRC market. Currently, we have already implemented various publicity campaigns such as media advertisements and other promotional activities. We will continue to strategically conduct advertising, marketing and promotions to boost sales of the products, as well as our own corporate image. We will also continue to place advertisements in different media outlets to further strengthen brand awareness. We endeavour to organize various types of marketing and promotional activities by collaborating with retail distributors within our distribution network or otherwise.

We also plan on other public relation activities such as liquor tasting gatherings on a regular basis with a view to strengthening our relationship with distributors and consumers and to promote appreciation of liquor as part of the Chinese culture.

Competitive Strengths

Our Director believes that our success is attributed to, among other things, the following competitive strengths:

Well-established distribution network in the PRC

Our Director believes that one of our key competitive strengths is our well-established distribution network and channel management. In particular, our Director believes that our expertise lies in our knowledge and experience of channel management specific to the PRC domestic market.

For the year ended December 31, 2022, we transacted with 238 customers, including wholesale distributors (also known as “four-class distributors” and “five-class distributors”) who purchase our liquor products for further distribution to the end users. All of these customers had distribution agreements with us during the same period. These distributors will then sell the products in their retail outlets in the PRC. All of these customers had distribution agreements with us during the same period.

Our effective marketing strategy in the PRC

Another critical competitive strength lies in our effective marketing and sales strategies. Our Director believes that our market experience enables us to provide our suppliers with timely market information such as feedback on consumer preferences so that they may develop new products to cater for the changing market needs. We have collaborated with selected retail outlets such as supermarkets and restaurants in the PRC in launching marketing and promotional activities.

Our Director believes that our effective marketing strategy and our market know-how have enhanced our relationships with both our suppliers and distributors and have enabled us to create value for our distribution network.

Governmental Regulations in Relation to the Company’s Businesses

This section summarizes the principal PRC laws, rules and regulations related to our business and operations.

Regulations relating to Anti-Monopoly and Competition

On September 11, 2020, the Anti-Monopoly Commission of the State Council issued Anti-Monopoly Compliance Guideline for Business Operators, which requires business operators to establish anti-monopoly compliance management systems under the PRC Anti-Monopoly Law to manage anti-monopoly compliance risks.

On August 17, 2021, the State Administration for Market Regulation, or the SAMR, issued a discussion draft of Provisions on the Prohibition of Unfair Competition on the Internet, under which business operators should not use data or algorithms to hijack traffic or influence users’ choices, or use technical means to illegally capture or use other business operators’ data. Furthermore, business operators are not allowed to (i) fabricate or spread misleading information to damage the reputation of competitors, or (ii) employ marketing practices such as fake reviews or use coupons or “red envelopes” to entice positive ratings.

On February 7, 2021, the Anti-Monopoly Commission of the State Council published Anti-Monopoly Guidelines for the Internet Platform Economy Sector that specified circumstances where an activity of an internet platform will be identified as monopolistic act as well as concentration filing procedures for business operators. According to the PRC Anti-Monopoly Law, if a business operator carries out a concentration in violation of the law, the relevant authority shall order the business operator to terminate the concentration, dispose of the shares or assets or transfer the business within a specified time limit, or take other measures to restore the pre-concentration status, and impose a fine of up to RMB500,000.

On October 23, 2021, the Standing Committee of the National People’s Congress issued a discussion draft of the amended Anti-Monopoly Law, which proposes to increase the fines for illegal concentration of business operators to no more than ten percent of its last year’s sales revenue if the concentration of business operator has or may have an effect of excluding or limiting competitions, or a fine of up to RMB5 million if the concentration of business operator does not have an effect of excluding or limiting competition. The draft also proposes that the relevant authority shall investigate a transaction where there is any evidence that the concentration has or may have the effect of eliminating or restricting competitions, even if such concentration does not reach the filing threshold.

Regulations Relating to Food Business Operations

We operate our business in China under a legal regime consisting of the National People’s Congress, which is the country’s highest legislative body; the State Council, which is the highest authority of the executive branch of the PRC central government; and several ministries and agencies under its authority, including the Ministry of Industry and Information Technology, State Administration For Industry & Commerce, State Administration of Taxation and their respective local offices. This section summarizes the principal PRC regulations related to our business.

Type	Name	Effective Date	Content	Updates
President Order 21 of 2015	Food Safety Law	October 1, 2015	The Food Safety Law is the foundational law and the most important food safety law for alcoholic products in China. A great majority of wine regulations are drafted in conformity to the requirements of this law.	Revised on December 29, 2018
AQSIQ Order 144 of 2011	Measures for Administration of Imported/Exported Food Safety	March 1, 2012	This rule oversees the safety of imported and exported food.	Revised on 11/23/2018
CFDA Order 16 of 2015	Measures for Administration of Food Production Licensing	October 1, 2015	This rule requires all food producers in China to procure a production license.	Replaced by the State Administration for Market Regulation Order 24 in 2020
AQSIQ Order 27 of 2012	Administrative Provisions on Inspections and Supervisions of Labelling of Imported/Exported Pre-packaged Foods	June 1, 2012	This rule provides guidelines that governs all pre-packaged foods.
AQSIQ Notice on December 23, 2004	Rules for Inspection on Production Licensing of Wines and Fruit Wines	January 1, 2005	This rule sets forth inspection procedures on production licensing of wines and fruit wines.

Regulations Relating to M&A Rules and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or the CSRC, adopted the Regulations on Mergers of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006 and was amended on June 22, 2009. Foreign investors shall comply with the M&A Rules when they purchase equity interests of a domestic company or subscribe the increased capital of a domestic company, thus changing the nature of the domestic company into a foreign-invested enterprise; or when the foreign investors establish a foreign-invested enterprise in the PRC, purchase the assets of a domestic company and operate the assets; or when the foreign investors purchase the asset of a domestic company, establish a foreign-invested enterprise by injecting such assets and operate the assets. The M&A Rules purport, among other things, to require offshore special purpose vehicles formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

According to the Anti-Monopoly Law which took effect as at August 1, 2008, where the concentration of business operators reaches the filing thresholds stipulated by the State Council, business operators shall file a declaration with the SAMR, and no concentration shall be implemented until the SAMR clears the anti-monopoly filing. Pursuant to the Notice of the General Office of the State Council on the Establishment of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors and the Security Review Rules issued by the General Office of the State Council on February 3, 2011 and became effective on March 3, 2011, mergers and acquisitions by foreign investors that raise “national defense and security” concerns, and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns, are subject to strict review by the PRC government authorities. On August 25, 2011, the MOFCOM issued the Provisions of the Ministry of Commerce for the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which provides that if a foreign investor’s merger or acquisition of a domestic enterprise falls within the scope of security review specified in the Notice of the General Office of the State Council on the Establishment of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, the foreign investor shall file an application with MOFCOM for security review. Whether a foreign investor’s merger or acquisition of a domestic enterprise falls within the scope of security review or not shall be determined based on the substance and actual influence of the merger or acquisition transaction. No foreign investor is allowed to substantially avoid the security review in any way, including but not limited to, holding shares on behalf of others, trust arrangements, multi-level reinvestment, leasing, loans, contractual control, or overseas transactions.

On December 24, 2021, the CSRC issued the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”), collectively, the “Draft Overseas Listing Regulations,” which are currently published for public comments only. The Draft Overseas Listing Regulations require that companies applying for overseas issuance, listing and post-listing capital operations, including IPO, multi-listing, spin-off listing, SPAC, refinancing, issuance for asset acquisitions, equity incentives, and changes of control and other stipulated transactions, shall be subject to statutory procedures, such as filing and information reporting requirement. Overseas issuance and listings include direct and indirect issuance and listings. Where an enterprise whose principal business activity are conducted in PRC seeks to issue and list its shares in the name of an overseas enterprise based on equity, assets, income or other similar rights and interests of the relevant PRC domestic enterprise, such activities are deemed an indirect overseas issuance and listing under the Draft Overseas Listing Regulations. According to the Draft Overseas Listing Regulations, among other things, after making initial applications with overseas stock markets for offerings or listings, all China-based companies shall file with the CSRC within three working days. The required filing materials with the CSRC include (without limitation): (i) record-filing reports and related undertakings, (ii) compliance certificates, filing or approval documents from the primary regulator of the applicants’ businesses (if applicable), (iii) security assessment opinions issued by related departments (if applicable), (iv) PRC legal opinions, and (v) prospectus. In addition, overseas offerings and listings may be prohibited for such China-based companies when any of the following applies: (1) if the intended securities offerings and listings are specifically prohibited by the laws, regulations or provision of the PRC; (2) if the intended securities offerings and listings may constitute a threat to, or endanger national security as reviewed and determined by competent authorities under the State Council in accordance with laws; (3) if there are material ownership disputes over applicants’ equity interests, major assets, core technologies, or the others; (4) if, in the past three years, applicants’ domestic enterprises or controlling shareholders, de facto controllers have committed corruption, bribery, embezzlement, misappropriation of property, or other criminal offenses disruptive to the order of the socialist market economy, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (5) if, in the past three years, any directors, supervisors, or senior executives of applicants have been subject to administrative punishments for severe violations, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (6) other circumstances as prescribed by the State Council. The Draft Administrative Provisions further stipulate that a fine between RMB 1 million and RMB 10 million may be imposed if an applicant fails to fulfill the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Draft Rules Regarding Overseas Listings, and in cases of severe violations, a parallel order to suspend relevant businesses or halt operations for rectification may be issued, and relevant business permits or operational license revoked.

Regulations Relating to Value-added Telecommunications Services

Pursuant to the Provisions on Administration of Foreign-Invested Telecommunications Enterprises which was promulgated by the State Council on December 11, 2001 and most recently amended on March 29, 2022, or the FITE Regulations, and the Telecommunications Regulations of the PRC, or the Telecom Regulations, promulgated by the PRC State Council on September 25, 2000 and most recently amended on February 6, 2016, telecom operators shall apply for a telecommunications business permit pursuant to the provisions of these Regulations. No organization or individual shall engage in telecommunications business without obtaining a telecommunications business permit. In addition, the ultimate foreign equity ownership in a value-added telecommunications services provider shall not exceed 50%. Moreover, for a foreign investor to acquire any equity interest in value-added telecommunication business in China, it must satisfy a number of stringent performance and operational experience requirements, including demonstrating good track records and experience in operating value-added telecommunication business overseas.

On June 19, 2015, the Ministry of Industry and Information Technology, or the MIIT, issued the Circular on Removing the Restrictions on Equity Ratio Held by Foreign Investors in Online Data Processing and Transaction Processing (Operating E-Commerce) Business, allowing foreign investors to own 100% of equity interest in an operator of “operating e-commerce” business. The latest Negative List further provides that foreign investors are allowed to hold more than 50% equity interests in a value-added telecommunications service provider engaging in e-commerce, domestic multiparty communication, storage-and-forward and call center businesses, while other requirements with respect to track record and experience provided by the FITE Regulations shall still apply and foreign investors are still prohibited from holding more than 50% of equity interest in a provider of other subcategories of value-added telecommunications services.

Regulations Relating to Intellectual Property Rights

Copyright

Copyright in the PRC, including copyrighted software, is principally protected under the Copyright Law of the PRC and related rules and regulations. Under the Copyright Law, promulgated in September 1990, implemented in June 1991, amended in October 2001, February 2010 and November 2020, and effective on June 1, 2021 the term of protection for copyrighted software is 50 years. The Regulation on the Protection of the Right to Communicate Works to the Public over Information Networks, as most recently amended on January 30, 2013, provides specific rules on fair use, statutory license, and a safe harbor for use of copyrights and copyright management technology and specifies the liabilities of various entities for violations, including copyright holders, libraries and Internet service providers.

Trademark

Registered Trademarks are protected by the PRC Trademark Law which was adopted by the Standing Committee of NPC on August 23, 1982 and most recently amended on April 23, 2019 as well as the Implementation Regulation of the PRC Trademark Law which was adopted by the State Council on August 3, 2002 and amended on April 29, 2014. The Trademark Office of the National Intellectual Property Administration under SAMR handles trademark registrations and grants a term of ten years to registered trademarks which may be renewed for consecutive ten-year periods upon request by the trademark owner. For licensed use of a registered trademark, the licensor shall file record of the licensing of the said trademark with the Trademark Office, otherwise it may not defend against a bona fide third party. The PRC Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. Where a trademark for which a registration has been made is identical or similar to another trademark which has already been registered or been subject to a preliminary examination and approval for use on the same kind of or similar commodities or services, the application for registration of such trademark may be rejected. Any person applying for the registration of a trademark may not prejudice the existing right first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such party’s use.

Under PRC law, any of the following acts will be deemed as an infringement to the exclusive right to use a registered trademark: (i) use of a trademark that is the same as or similar to a registered trademark for identical or similar goods without the permission of the trademark registrant; (ii) sale of any goods that have infringed the exclusive right to use any registered trademark; (iii) counterfeit or unauthorized production of the label of another’s registered trademark, or sale of any such label that is counterfeited or produced without authorization; (iv) change of any trademark of a registrant without the registrant’s consent, and selling goods bearing such replaced trademark on the market; or (v) other acts that have caused any other damage to another’s exclusive right to use a registered trademark.

According to the PRC Trademark Law, in the event of any of the foregoing acts, the infringing party will be ordered to stop the infringement immediately and may be imposed a fine; the counterfeit goods will be confiscated. The infringing party may also be held liable for the right holder’s damages, which will be equal to the losses suffered by the right holder as a result of the infringement, including reasonable expenses incurred by the right holder for stopping the infringement, or the gains obtained by the infringing party if the losses are difficult to be ascertained. If both gains and losses are difficult to be ascertained, the damages may be determined by referring to the amount of royalties for the license of such trademarks, which will be one to five times of the royalties in the case of any serious infringement with malicious intent. If the gains, losses and royalties are all difficult to be ascertained, the court may render a judgment awarding damages no more than RMB5 million. Notwithstanding the above, if a distributor does not know that the goods it sells infringe another’s registered trademark, it will not be liable for infringement provided that the seller shall prove that the goods are lawfully obtained and identify its supplier.

Employees

As of December 31, 2022, the Company had 12 employees, all of which were on a full-time basis. All of our employees are based in the city of Shenzhen, where our operation is located. As required by PRC regulations, we participate in various government statutory employee benefit plans, including social insurance funds, namely a pension contribution plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan, a maternity insurance plan and a housing provident fund. We are required under PRC law to make contributions to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. We have not made adequate employee benefit payments, and may be required to make up the contributions for these plans as well as to pay late fees and fines.

We believe that we maintain a good working relationship with our employees, and we have not experienced any major labor disputes.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely primarily on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights.

We currently have two registered copyrights in China as follows:

Copyright Number	Registration Date
国作登字-2020-F-01147904	2021-08-01
国作登字-2020-F-00001673	2022-03-15

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on our corporate website (http://www.fvti.show/ as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The foregoing website addresses are provided as inactive textual references only. We periodically provide other information for investors on our corporate website. This includes press releases and other information about financial performance and information on corporate governance. The information contained on the websites referenced in this Form 10-K is not part of this report and is not incorporated by reference into this filing.

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

Risks Related to Our Operations

We rely entirely on the operations of Shenzhen Zui Xian Gui Brewery Technology Ltd. (“ZXGSZ”). Any successes or failures of ZXGSZ will directly impact our financial condition and may cause your investment to be either positively or negatively impacted.

At present, we share the same business plan as, and rely entirely upon, Shenzhen Zui Xian Gui Brewery Technology Ltd. (“ZXGSZ”). Any successes or failures of ZXGSZ will directly impact our financial condition and may cause your investment to be either positively or negatively impacted. As such, in the event that the business of operations of ZXGSZ were to fail, then our own business would, in turn, fail as well. We would be forced to either drastically alter our business strategy, or we would likely cease operations entirely, which could result in the whole or partial loss of any investments made in the Company.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Delaware. For the years ended December 31, 2022 and 2021, we generated $428,991 and nil, respectively, in revenues, and had net loss of $1,828,118 and $48,938, respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	Our ability to market our products;

●	Our ability to generate revenue;

●	Our ability to obtain higher gross profit products;

●	Our ability to obtain healthier and economical products; and

●	Our ability to raise the capital necessary to continue marketing and developing our product and online platform.

We have a history of operating losses, and continued future operating losses would have a material adverse effect on our ability to continue as a going concern.

We had net operating losses of $1.828,118 and $48,938 for the years ended December 31, 2022 and 2020, respectively. We generated a net operating income of $428,991 for the year ended December 31, 2022 as a result of the increased product sale. There can be no assurance that we will have net income in future periods. Our history of operating losses and our projections of the level of capital that will be required for our future expanded operations may impair our ability to grow our business at the level we desire. If in the future we incur operating losses or are unable to obtain the requisite amount of capital needed to fund our planned operations, it could have a material adverse effect on our business and ability to continue as a going concern.

We operate in a highly competitive industry, and our failure to compete effectively could adversely affect our market share, revenues and growth prospects.

The beverage industry in China is highly fragmented and intensely competitive. Industry participants include large scale and well-funded manufacturers and distributors, as well as smaller counterparts. We believe that the market is also highly sensitive to the introduction of new products, including the ever-growing list of alcohol beverages, which may rapidly capture a significant share of the market. We compete for sales with heavily advertised national and international brands sponsored by large food companies or distribution networks. Our competitors include China home-grown manufacturers and distributors, foreign companies with China operations, as well as product importers and distributors that carry the same categories of products as ours. We may not be able to compete effectively and our attempt to do so may require us to reduce our prices and result in lower margins. Failure to effectively compete could adversely affect our market share, revenues, and growth prospects.

Our failure to appropriately respond to changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales.

Our business is particularly subject to changing consumer trends and preferences. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not be able to respond in a timely or commercially appropriate manner to these changes. If we are unable to do so, our customer relationships and product sales could be harmed significantly.

Furthermore, the beverage industry in particular is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could negatively impact consumer opinion with respect to the products we distribute. This could harm our customer relationships and cause losses to our market share. The success of our new product offerings depends upon a number of factors, including our ability to accurately anticipate customer needs, identify the right suppliers, successfully commercialize new products in a timely manner, price our products competitively, deliver our products in sufficient volumes and in a timely manner, and differentiate our product offerings from those of our competitors.

If we do not introduce new products or make sufficient adjustments to meet the changing needs of our customers in a timely manner, some of our products could become obsolete in the view of consumers, which could have a material adverse effect on our revenues and operating results.

Competitors may enter our business sector with superior products which could affect our business adversely.

We believe that barriers to entry are low because of economies of scale, cost advantage and brand identity. Potential competitors may enter this sector with superior products. This would have an adverse effect upon our business and our results of operations. In addition, a high level of support is critical for the successful marketing and recurring sales of our products. Despite having accumulated customers from the past years, we may still need to continue to improve our marketing strategic and products, and we also need to provide effective support to future clients. If we are unable to increase customer support, with the increase in competition, our ability to sell our products to potential customers could adversely affect our brand, which would harm our reputation.

We do not have long term contractual commitments with our retail customers and some distributors, and our business may be negatively affected if we are unable to maintain those important relationships and distribute our products.

Our marketing and sales strategy depend in large part on orders, availability and performance of our retailers and distributor customers, supplemented by the sales. We will continue our efforts to reinforce and expand our distribution network by partnering with new retailers and distributors. While we have entered written agreements with most of our customers, we currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from most major customers. In addition, we may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is a possibility that we may have to incur additional costs to attract and maintain new customers. Our inability to maintain our sales network or attract additional customers would adversely affect our revenues and financial results.

Because we rely on our retailer customers and wholesale distributors for the majority of our sales that distribute our competitors’ products along with our products, we have little control in ensuring those retailers and distributors will not prefer our competitors’ products over ours, which could cause our sales to suffer.

Our ability to establish a market for our products in new geographic areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable distributors and retailers positioned to serve those areas. Most of our distributors and retailers sell and distribute competing products, and our products may represent a small portion of their business. To the extent that our distributors and retailers prefer to sell our competitors’ products over our products or do not employ sufficient efforts in managing and selling our products, including re-stocking retail shelves with our products, our sales and results of operations could be adversely affected. Our ability to maintain our distribution network and attract additional distributors and retailers will depend on several factors, some of which are outside our control. Some of these factors include: the level of demand for our brands and products in a distribution area; our ability to price our products at levels competitive with those of competing products; and our ability to deliver products in the quantity and at the time ordered by distributors or retailers. If any of the above factors work negatively against us, our sales will likely decline and our results of operations will be adversely affected.

Our business plan and future growth is dependent in part on our distribution arrangements with retailers and wholesale distributors. If we are unable to effectively implement our business plan and distribution strategy, our results of operations and financial condition could be adversely affected.

We currently have sales arrangements with most of wholesale distributors and retail accounts to distribute our products directly through their venues. However, there are several risks associated with this distribution strategy. We do not have long-term agreements in place with any of these customers and thus, the arrangements are terminable at any time by these retailers or us. Accordingly, we may not be able to maintain continuing relationships with any of these accounts. A decision by any of these retailers to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our reputation, financial condition or results of operations. In addition, our dependence on existing major retail accounts may result in pressure on us to reduce our pricing to them or allow significant product discounts. Any increase in our costs for these retailers to carry our product, reduction in price, or demand for product discounts could have a material adverse effect on our profit margin.

Management’s ability to implement our business strategy may be slower than expected and we may be unable to generate or sustain profits.

Our business plans, including developing and optimizing our online platform and offline channel, may not generate profit in the near term or may not become profitable at all, which will result in losses. We may be unable to enter into our intended markets successfully. The factors that could affect our growth strategy include our success in (a) developing our business plan, (b) obtaining new clients, (c) obtaining adequate financing on acceptable terms, and (d) adapting our internal controls and operating procedures to accommodate our future growth.

Our systems, procedures and controls may not be adequate to support the expansion of our business operations. Significant growth will place managerial demands on all aspects of our operations. Our future operating results will depend substantially upon our ability to manage changing business conditions and to implement and improve our technical, administrative and financial controls and reporting systems.

If the products we sell are not safe or otherwise fail to meet our customers’ expectations, we could lose customers, incur liability for any injuries suffered by customers using or consuming our products or otherwise experience a material impact to our brand, reputation and financial performance. We are also subject to reputational and other risks related to third-party sales on our online platforms.

Our customers count on us to provide them with safe food products. Concerns regarding the safety of food that we source from our suppliers or that we sell could cause customers to avoid purchasing certain food products from us, or to seek alternative sources of supply for all of their food needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to re-establish and such products also expose us to product liability or food safety claims. As such, any issue regarding the safety of any food items we sell, regardless of the cause, could adversely affect our brand, reputation and financial performance. Whether laws related to such sales apply to us is currently unsettled and any unfavorable changes could expose us to loss of sales, reduction in transactions and deterioration of our competitive position. In addition, we may face reputational, financial and other risks, including liability, for third-party sales of goods that are controversial, counterfeit or otherwise fail to comply with applicable law. Although we impose contractual terms on sellers that are intended to prohibit sales of certain type of products, we may not be able to detect, enforce, or collect sufficient damages for breaches of such terms. Any of these events could have a material adverse impact on our business and results of operations and impede the execution of our E-Commerce growth strategy.

If we are unable to maintain brand image and product quality, or if we encounter other product issues such as product recalls, our business may suffer.

Our success depends on our ability to maintain brand reputation for our existing products and effectively build up brand image for new products and brand extensions. There can be no assurance, however, that additional expenditures on advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Product quality issues or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In addition, because of changing government regulations or their implementation, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image.

If we fail to maintain effective internal controls over financial reporting, we may be subject to litigation and/or costly remediation and the price of our Common Stock may be adversely affected.

Failure to establish the required internal controls or procedures over financial reporting, or any failure of those controls or procedures once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Upon review of the required internal control over financial reporting and disclosure controls and procedures, our management and/or our auditors may identify material weaknesses and/or significant deficiencies that need to be addressed. Any actual or perceived weaknesses or conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of its internal control over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal control over financial reporting could adversely impact the price of our Common Stock and may lead to claims against us.

Global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends, in part, on worldwide economic conditions which historically is cyclical in character. Key international economies continue to be impacted by a recession, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions, major multinational companies and medium and small businesses, poor liquidity, declining asset values, reduced corporate profitability, extreme volatility in credit, equity and foreign exchange markets and bankruptcies. By way of example, the automotive aftermarket, specifically fuel saving add-ons such as light-truck tonneau covers, is typically not as affected by economic slow-down or recession as other industries or market segments. In markets where our sales occur and go into recession, these conditions affect the rate of spending and could adversely affect our customers’ ability or willingness to purchase our products, and delay prospective customers’ purchasing decisions, all of which could adversely affect our operating results. In addition, in a weakened economy, companies that have competing products may reduce prices which could also reduce our average selling prices and harm our operating results.

Failure to successfully execute our online and offline-channel strategy and the cost of our investments in our online platform and technology may materially adversely affect our gross profit, net sales and financial performance

Our business continues to increase our revenue and brand name. As a result, the portion of total consumer expenditures with retailers and wholesale stores occurring through “Zui Xian Gui Brewery醉仙归酒坊” Wechat mini-progam platforms is increasing and the pace of this increase could continue to accelerate. Our strategy, which includes investments in our online platform, technology, acquisitions and store remodels, may not adequately or effectively allow us to continue to grow our online platform transaction volume, increase comparable store sales, maintain or grow our overall market position or otherwise offset the impact on the growth of our business of a moderated pace of new store openings.

Failure to successfully execute this strategy may adversely affect our market position, gross profit, net sales and financial performance which could also result in impairment charges to intangible assets or other long-lived assets. In addition, a greater concentration of online platform sales, including increasing online liquor sales, could result in a reduction in the amount of traffic offline, which would, in turn, reduce the opportunities for offline sales of liquor merchandise that such traffic creates and could reduce our sales within offline and materially adversely affect our financial performance.

COVID-19 pandemic has had, and may continue to have, an adverse effect on our business and our financial results.

In December 2019, a novel strain of coronavirus first emerged in China, which has and is continuing to spread throughout the world. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 disease a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that could materially and adversely affect the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for business combinations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, the attention of the management team and resources could be diverted.

The potential effects of COVID-19 could also heighten the risks we face related to each of the risk factors disclosed below. As COVID-19 and its impacts are unprecedented and continuously evolving, the potential impacts to these risk factors remain uncertain. As a result, COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider may present significant risks to our operations.

Risks Related Doing Business in China

Certain judgments obtained against us by our officers and directors may not be enforceable

We are a Nevada corporation but most of our assets are and will be located outside of the United States. Almost all our operations are conducted in the PRC. In addition, all our officers and directors are the nationals and residents of a country other than the United States. Almost all of their assets are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon them. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, since he or she is not a resident in the United States. In addition, there is uncertainty as to whether the courts of the PRC or other jurisdictions would recognize or enforce judgments of U.S. courts.

Regulations Relating to M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or the CSRC, adopted the Regulations on Mergers of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006 and was amended on June 22, 2009. Foreign investors shall comply with the M&A Rules when they purchase equity interests of a domestic company or subscribe the increased capital of a domestic company, thus changing the nature of the domestic company into a foreign-invested enterprise; or when the foreign investors establish a foreign-invested enterprise in the PRC, purchase the assets of a domestic company and operate the assets; or when the foreign investors purchase the asset of a domestic company, establish a foreign-invested enterprise by injecting such assets and operate the assets. The M&A Rules purport, among other things, to require offshore special purpose vehicles formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

The M&A Rules discussed in the risk factor and related regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. For example, the M&A Rules require that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand, (iv) or in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. Mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the MOFCOM when the threshold under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council in August 2008 is triggered.

In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. Furthermore, according to the security review, foreign investments that would result in acquiring the actual control of assets in certain key sectors, such as critical agricultural products, energy and resources, equipment manufacturing, infrastructure, transport, cultural products and services, information technology, Internet products and services, financial services and technology sectors, are required to obtain approval from designated governmental authorities in advance.

In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions, if required, could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions. It is unclear whether our business would be deemed to be in an industry that raises “national defense and security” or “national security” concerns. However, the MOFCOM or other government agencies may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected. Furthermore, according to the M&A Rules, if a PRC entity or individual plans to merge or acquire its related PRC entity through an overseas company legitimately incorporated or controlled by such entity or individual, such a merger and acquisition will be subject to examination and approval by the MOFCOM. There is a possibility that the PRC regulators may promulgate new rules or explanations requiring that we obtain the approval of the MOFCOM or other PRC governmental authorities for our completed or ongoing mergers and acquisitions. There is no assurance that, if we plan to make an acquisition, we can obtain such approval from the MOFCOM or any other relevant PRC governmental authorities for our mergers and acquisitions, and if we fail to obtain those approvals, we may be required to suspend our acquisition and be subject to penalties. Any uncertainties regarding such approval requirements could have a material adverse effect on our business, results of operations and corporate structure.

China’s political climate and economic conditions, as well as changes in government policies, laws and regulations which may be quick with little advance notice, could have a material adverse effect on our business, financial condition and results of operations.

Our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China. For example, as a result of recent proposed changes in the cybersecurity regulations in China that would require certain Chinese technology firms to undergo a cybersecurity review before being allowed to list on foreign exchanges, this may have the effect of further narrowing the list of potential businesses in China’s consumer, technology and mobility sectors that we intend to focus on for our business combination or the ability of the combined entity to list in the United States.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations may be quick with little advance notice and could adversely affect the economy in China and could have a material adverse effect on our business and the value of our common stock.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us, or more specifically, we cannot assure you that the PRC government will not initiate possible governmental actions or scrutiny to us, which could substantially affect our operation and the value of our common stock may depreciate quickly. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

Any failure or perceived failure by our PRC subsidiaries to comply with the Anti-Monopoly Guidelines for Internet Platforms Economy Sector and other PRC anti-monopoly laws and regulations may result in governmental investigations or enforcement actions, litigation or claims against us and could have an adverse effect on our business, financial condition and results of operations.

The PRC anti-monopoly enforcement agencies have strengthened enforcement under the PRC Anti-Monopoly Law in the recent years. On December 28, 2018, the SAMR issued the Notice on Anti-monopoly Enforcement Authorization, pursuant to which its province-level branches are authorized to conduct anti-monopoly enforcement within their respective jurisdictions. On September 11, 2020, the Anti-Monopoly Commission of the State Council issued Anti-monopoly Compliance Guideline for Operators, which requires operators to establish anti-monopoly compliance management systems under the PRC Anti-Monopoly Law to manage anti-monopoly compliance risks. On February 7, 2021, the Anti-Monopoly Commission of the State Council published Anti-Monopoly Guidelines for the Internet Platform Economy Sector that specified circumstances under which an activity of an internet platform will be identified as monopolistic act as well as concentration filing procedures for business operators. According to the PRC Anti-Monopoly Law, if a business operator carries out a concentration in violation of the law, the relevant authority shall order the business operator to terminate the concentration, dispose of the shares or assets or transfer the business within a specified time limit, or take other measures to restore the pre-concentration status, and impose a fine of up to RMB500,000. On March 12, 2021, the SAMR published several administrative penalty cases in connection with concentration of business operators that violated PRC Anti-Monopoly Law in the internet sector.

On October 23, 2021, the Standing Committee of the National People’s Congress issued a discussion draft of the amended Anti-Monopoly Law, which proposes to increase the fines for illegal concentration of business operators to “no more than ten percent of its last year’s sales revenue if the concentration of business operator has or may have an effect of excluding or limiting competition; or a fine of up to RMB5 million if the concentration of business operator does not have an effect of excluding or limiting competition.” The draft also proposes for the relevant authority to investigate transaction where there is evidence that the concentration has or may have the effect of eliminating or restricting competition, even if such concentration does not reach the filing threshold. On December 24, 2021, nine government agencies, including the NDRC, jointly issued the Opinions on Promoting the Healthy and Sustainable Development of Platform Economy, which provides that, among others, monopolistic agreements, abuse of dominant market position and illegal concentration of business operators in the field of platform economy will be strictly investigated and punished in accordance with the relevant laws.

At the present time, we have a relatively small scale supply chain platform operations based on our market share in our product markets and other factors. We are not an operator with a dominant market position, and our operating activity cannot constitute an anti-monopoly behavior that abuses our dominant market position. We have not entered into monopoly agreements prohibited by the Anti-Monopoly Law with competing business operators. As of the date of the prospectus, we have not received a notification from the anti-monopoly regulatory authority requiring us to file the concentration of undertakings or received any related administrative penalties. We believe that we are in compliance with the currently effective PRC anti-monopoly laws in all material aspects. Nevertheless, if the PRC regulatory authorities identify any of our activities as monopolistic under the PRC Anti-Monopoly Law or the Anti-Monopoly Guidelines for the Internet Platform Economy Sector, we may be subject to investigations and administrative penalties, and therefore materially and adversely affect our financial conditions, operations and business prospects. If we are required to take any rectifying or remedial measures or are subject to any penalties, our reputation and business operations may be materially and adversely affected.

Recent regulatory developments in China, including greater oversight and control by the CAC over data security, may subject us to additional regulatory review, and any actions by the Chinese government to exert more oversight and control over foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

On December 28, 2021, the CAC, NDRC, and several other agencies jointly issued the final version of the Revised Measures for Cybersecurity Review, or the Revised Cybersecurity Measures, which took effect on February 15, 2022 and replaced the previously issued Revised Measures for Cybersecurity Review. Under the Revised Cybersecurity Measures, an “online platform operator” in possession of personal data of more than one million users must apply for a cybersecurity review if it intends to list its securities on a foreign stock exchange. The operators of critical information infrastructure purchasing network products and services, and the online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Pursuant to the Revised Cybersecurity Measures, we don’t believe we will be subject to the cybersecurity review by the CAC, given that (i) our online platform business just start up, we possess personal information of a very small number of users (less than 100 users) in our business operations as of the date of this report, significantly less than the one million user threshold set for a data processing operator applying for listing on a foreign exchange that is required to pass such cybersecurity review; and (ii) data processed in our business does not have a bearing on national security and thus shall not be classified as core or important data by the authorities. We don’t believe that we are an Operator within the meaning of the Revised Cybersecurity Measures, nor do we control more than one million users’ personal information, and as such, we should not be required to apply for a cybersecurity review under the Revised Cybersecurity Measures.

However, there remains uncertainty as to how the Revised Cybersecurity Measures may be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new rules and regulations related to the Revised Cybersecurity Measures. For example, there is still no clear definition of “online platform operator”. Whether the data processing activities carried out by traditional enterprises (such as food, medicine, automobile and other production enterprises) are subject to such review and the scope of the review remain to be further clarified by the regulatory authorities in the subsequent implementation process. If any new laws, regulations, implementation measures or interpretation are adopted, we may need to take further actions and invest resources to comply with such new rules and to minimize any potential negative effects on us. In addition, if the number of our online platform users increases to a level close to one million, we would expect to prepare for the required cybersecurity review procedure and approval from the PRC government.

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completed our auditors for three consecutive years beginning in 2021, or for two consecutive years if the Accelerating Holding Foreign Companies Accountable Act or the America COMPETES Act becomes law.

In recent years, U.S. regulatory authorities have continued to express their concerns about challenges in their oversight of financial statement audits of U.S.-listed companies with significant operations in China. As part of a continued regulatory focus in the United States on access to audit and other information, the Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The HFCAA also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s auditor for three consecutive years since 2021, the SEC shall prohibit its securities registered in the United States from being traded on any national securities exchange or over-the-counter markets in the United States.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. The interim final rule applies to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Consistent with the HFCAA, the interim final rule requires the submission of documentation to the SEC establishing that such a registrant is not owned or controlled by a government entity in that foreign jurisdiction and also requires disclosure in a foreign issuer’s annual report regarding the audit arrangements of, and government influence on, such registrants. On May 13, 2021, the PCAOB issued proposed PCAOB Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act for public comment. The proposed rule provides a framework for making determinations as to whether PCAOB is unable to inspect an audit firm in a foreign jurisdiction, including the timing, factors, bases, publication and revocation or modification of such determinations, and such determinations will be made on a jurisdiction-wide basis in a consistent manner applicable to all firms headquartered in the jurisdiction. In November 2021, the SEC approved PCAOB Rule 6100. On December 2, 2021, the SEC adopted amendments to final rules implementing the disclosure and submission requirements of the HFCAA.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act or AHFCAA, and on February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022, or the COMPETES Act. If either bill is enacted into law, it would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections or complete investigations for two consecutive years instead of three. As a result, our securities may be prohibited from trading on Nasdaq or over-the-counter markets if our auditor is not inspected by the PCAOB for three consecutive years as specified in the HFCAA or two years if the AHFCAA or the COMPETES Act becomes law, and would reduce the time before our securities may be prohibited from trading or delisted.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB announced the PCAOB Holding Foreign Companies Accountable Act determinations (the “PCAOB determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong.

The lack of access to the PCAOB inspection or investigation in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections or investigation of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections and investigation, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our current auditor, Assentsure PAC, an independent registered public accounting firm that is headquartered in the Singapore, is a firm registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”), and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. Assentsure PAC has been subject to PCAOB inspections, and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely.

Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit Assentsure PAC to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections or investigations of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed an Enterprise Income Tax Law (the “EIT Law”), as most recently amended and effective on December 29, 2018, and the related Implementation Regulations, as amended and effective on April 23 2019. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation of China issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to offshore entities controlled by a Chinese enterprise or group. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate stamps, board and stockholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management are often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders.

TGGI does not have a PRC enterprise or enterprise group as its primary controlling shareholder and is therefore not a Chinese-controlled offshore incorporated enterprise within the meaning of the Notice, so we believe the Notice is not applicable to us. However, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in the Notice to evaluate the tax residence status of TGGI.

We do not believe that we meet some of the conditions outlined. As a holding company, the key assets and records of TGGI including the resolutions and meeting minutes of our board of directors and the resolutions and meeting minutes of our shareholders, are located and maintained outside the PRC. In addition, we are not aware of any offshore holding companies with a corporate structure similar to ours that have been deemed a PRC “resident enterprise” by the PRC tax authorities. Accordingly, we believe that TGGI should not be treated as a “resident enterprise” for PRC tax purposes if the criteria for “de facto management body” as set forth in the Notice were deemed applicable to us. However, as the tax residency status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body” as applicable to our offshore entities, we will continue to monitor our tax status.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Currently, we do not have any non-China source income, so this would have minimal effect on us; however, if we develop non-China source income in the future, we could be adversely affected. Second, under the EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income.” Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. If we were treated as a “resident enterprise” by the PRC tax authorities, we would be subject to taxation in both the U.S. and China, but our PRC source income will not be taxed in the U.S. again because the U.S.-China tax treaty will avoid double taxation between these two nations.

In addition, pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be reduced to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot be certain that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to any dividends to be paid by our WFOE, ZXGWFOE, to our Hong Kong subsidiary, ZXGHK. ZXGWFOE currently does not have any plan to declare and pay dividends, and we have not applied for the tax resident certificate from the relevant Hong Kong tax authority. ZXGHK will apply for the tax resident certificate when ZXGWFOE plans to declare and pay dividends.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income will currently only be derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our security-holders.

To the extent cash or assets of our business, or of our PRC or Hong Kong subsidiaries, is in the PRC or Hong Kong, such cash or assets may not be available to fund operations or for other use outside of the PRC or Hong Kong, due to interventions in or the imposition of restrictions and limitations by the PRC government to the transfer of cash or assets.

The transfer of funds and assets among TGGI, its BVI, Hong Kong and PRC subsidiaries is subject to restrictions. The PRC government imposes controls on the conversion of the RMB into foreign currencies and the remittance of currencies out of the PRC. In addition, the PRC Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises, unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident.

As of the date of this report, there are no restrictions or limitations imposed by the Hong Kong government on the transfer of capital within, into and out of Hong Kong (including funds from Hong Kong to the PRC), except for the transfer of funds involving money laundering and criminal activities. However, there is no guarantee that the Hong Kong government will not promulgate new laws or regulations that may impose such restrictions in the future.

As a result of the above, to the extent cash or assets of our business, or of our PRC or Hong Kong subsidiaries, is in the PRC or Hong Kong, such funds or assets may not be available to fund operations or for other use outside of the PRC or Hong Kong, due to interventions in or the imposition of restrictions and limitations by the PRC government to the transfer of cash or assets.

Failure to comply with the Individual Foreign Exchange Rules relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

Our ability to conduct foreign exchange activities in the PRC may be subject to the interpretation and enforcement of the Implementation Rules of the Administrative Measures for Individual Foreign Exchange promulgated by SAFE in January 2007 (as amended and supplemented, the “Individual Foreign Exchange Rules”). Under the Individual Foreign Exchange Rules, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with SAFE provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

SAFE promulgated the Notice on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or Notice 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to material change of capitalization or structure of the PRC resident itself (such as capital increase, capital reduction, share transfer or exchange, merger or spin off).

We may not be fully informed of the identities of all our beneficial owners who are PRC residents. For example, because the investment in or trading of our shares will happen in an overseas public or secondary market where shares are often held with brokers in brokerage accounts, it is unlikely that we will know the identity of all of our beneficial owners who are PRC residents. Furthermore, we have no control over any of our future beneficial owners and we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the Individual Foreign Exchange Rules.

To our knowledge, our beneficial owners, who are PRC residents, have not completed the Notice 37 registration. And we cannot guarantee that all or any of the shareholders will complete the Notice 37 registration prior to the closing of this Offering. Failure by any such shareholders or beneficial owners to comply with Notice 37 could restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects. In addition, the PRC resident shareholders who fail to complete Notice 37 registration may subject to fines less than RMB50,000.

As these foreign exchange and outbound investment related regulations are relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border investments and transactions, will be interpreted, amended and implemented by the relevant government authorities.

It is uncertain how the Individual Foreign Exchange Rules will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions. Because of this uncertainty, we cannot be sure whether the failure by any of our PRC resident stockholders to make the required registration will subject our PRC subsidiaries to fines or legal sanctions on their operations, delay or restriction on repatriation of proceeds of our securities offerings into the PRC, restriction on remittance of dividends or other punitive actions that would have a material adverse effect on our business, results of operations and financial condition.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in the report based on foreign laws.

We conduct substantially all of our operations in China, and substantially all of our assets are located in China. In addition, our current officers reside within China and are PRC nationals. As a result, it may be difficult for our shareholders to effect service of process upon us or those persons inside the PRC. In addition, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the Delaware and many other countries and regions. Therefore, recognition and enforcement in the PRC of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

Risks Related to Our Common Stock

The OTC and share value

Our Common Stock trades over the counter, which may deprive stockholders of the full value of their shares. Our stock is quoted via the Over-The-Counter (“OTC”) Pink Sheets under the ticker symbol “TGGI”. Therefore, our Common Stock is expected to have fewer market makers, lower trading volumes, and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our Common Stock.

Low market price

A low market price would severely limit the potential market for our Common Stock. Our Common Stock is expected to trade at a price substantially below $5.00 per share, subjecting trading in the stock to certain Commission rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock.

Lack of market and state blue sky laws

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws. The holders of our shares of Common Stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the OTC, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding our Company in an accepted publication which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont, and Wisconsin.

Accordingly, our shares of Common Stock should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

Penny stock regulations

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our Common Stock. The Commission has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We anticipate that our Common Stock will become a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our Common Stock will qualify for exemption from the Penny Stock Rule. In any event, even if our Common Stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest.

Rule 144 Risks

Sales of our Common Stock under Rule 144 could reduce the price of our stock. There are 13,465,761,690 issued and outstanding shares of our Common Stock held by affiliates that Rule 144 of the Securities Act defines as restricted securities.

These shares will be subject to the resale restrictions of Rule 144, should we hereinafter cease being deemed a “shell company”. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least nine months, may not sell more than 1.0% of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. The availability for sale of substantial amounts of Common Stock under Rule 144 could reduce prevailing market prices for our securities.

No audit or compensation committee

Because we do not have an audit or compensation committee, stockholders will have to rely on our entire Board of Directors, none of which are independent, to perform these functions. We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our Board of Directors as a whole. No members of our Board of Directors are independent directors. Thus, there is a potential conflict in that Board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Security laws exposure

We are subject to compliance with securities laws, which exposes us to potential liabilities, including potential rescission rights. We may offer to sell our shares of our Common Stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may elect to relay upon the operative facts as the basis for such exemption, including information provided by investor themselves.

If any such offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial pre-emption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the Commission and state securities agencies.

No cash dividends

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on shares of our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares of our Common Stock when desired.

We cannot assure you that a market will continue to develop for our Common Stock or what the market price of our Common Stock will be.

There is no assurance that a more active market for our Common Stock will develop as a result of our operation of the businesses of ZXGBVI and its subsidiaries even if we are successful. If a market is not sustained, it may be difficult for you to sell your shares of Common Stock at an attractive price or at all. We cannot predict the prices at which our Common Stock will trade. It is possible that, in future quarters, our operating results may be below the expectations of securities analysts or investors. As a result of these and other factors, the price of our Common Stock may decline or may never become liquid.

Our Chief Executive Officer, Mr. Chen Ren, and our major shareholder, Mr. Jiacheng Tang, collectively own a majority of our outstanding shares of common stock and could significantly influence the outcome of our corporate matters.

Mr. Chen Ren, our CEO, beneficially owns 29.7% of our outstanding shares of Common Stock, and Mr. Jiacheng Tang, our major shareholder, beneficially owns 28.6% of our outstanding shares of Common Stock. As a result, Messrs. Chen Ren and Jiacheng Tang are collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of director to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

The price of our common stock may be volatile or may decline regardless of our operating performance, and stockholders may not be able to resell their shares.

The trading price for our common stock has fluctuated since our common stock was first quoted on the OTC marketplace. The market price of our stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●

actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant products, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from health pandemics, war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

Future sales of substantial amounts of the shares of our Common Stock by existing shareholders could adversely affect the price of our Common Stock.

If our existing shareholders sell substantial amounts of the shares, then the market price of our Common Stock could fall. Such sales by our existing shareholders might make it more difficult for us to issue new equity or equity-related securities in the future at a time and place we deem appropriate. If any existing shareholders sell substantial amounts of shares, the prevailing market price for our shares could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at Room 2701, Block A, Zhantao Technology Building, Minzhi Street, Shenzhen, Guangdong, China. The current lease expires on August 31, 2023. The current monthly rental is RMB49,040 (approximately $7,294).

As of December 31, 2022, the Company has one operating lease agreements for office space in PRC with remaining lease terms of 8 months.

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

As of June 13, 2023, there were 22,131,339,996 shares of common stock, par value $0.001 per share issued and outstanding, and there were approximately 66 holders of record of our common stock

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the board of directors may deem relevant.

We are a holding company incorporated in the State of Delaware. We may rely on dividends from our subsidiaries in China for our cash requirements, including any payment of dividends to our shareholders. PRC regulations may restrict the ability of our PRC subsidiaries to pay dividends to us. Our subsidiaries in China are required to set aside at least 10% of after-tax profits each year, if any, to fund statutory reserve funds until the accumulative amount of such statutory reserve funds reaches 50% of its registered capital. Upon contribution to the statutory reserve funds using its post-tax profits, a PRC company may also make further contribution to the discretionary reserve funds using its post-tax profits in accordance with a resolution of the shareholders meeting. Where the shareholders or the board of directors of a PRC company violates the provisions of the preceding paragraphs to distribute profits to the shareholders before making up for the losses and contributing to the statutory reserve funds, the shareholders are required to return such distributed profits to the company.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted or approved an equity compensation plan. No options, warrants or other convertible securities have been granted outside of an approved equity compensation plan.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Signature Stock Transfer, Inc., with an address at 16801 Addison Road, Suite #247, Addison, Texas 75001, United States, telephone number is (972) 612-4120.

Recent Sales of Unregistered Securities

Within the past two years, we have issued and sold the unregistered securities set forth in the table below.

Shares Outstanding as of Second Most Recent Fiscal Year End:

Opening Balance

Date: December 31, 2020

Preferred: 220,000

Common: 8,665,578,306

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.	Exemption or Registration Type.
03/03/22	Conversion	102,000 Series AA Preferred Stock converted to Common Stock	Series AA Preferred Stock and Common Stock	$0	NO	Chen Ren	Conversion from Series AA Preferred Stock	Restricted	Section 4(a)(2)
03/03/22	Conversion	98,000 Series AA Preferred Stock converted to Common Stock	Series AA Preferred Stock and Common Stock	$0	NO	Jiacheng Tang	Conversion from Series AA Preferred Stock	Restricted	Section 4(a)(2)
08/08/22	Exchange	1,465,761,690 common stock exchanged for the acquisition of ZXGBVI	Common Stock	$0	NO	Southsea Global Limited	Restrict	Restricted	144 Exempt

Shares Outstanding on Date of This Report:

Ending Balance

Date: December 31, 2022

Common: 22,131,339,996

Preferred: 20,000

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

Trans Global Group, Inc. (the “Company”) was incorporated in the State of Delaware on December 31, 1993 as Teletek, Inc. On October, 2007, the Company changed its name to Trans Global Group, Inc., its current name. We conduct our business through our PRC subsidiary, “Shenzhen Zui Xian Gui Brewery Technology Limited” (“ZXGSZ”), which is a wine distribution and retail sales company based in Guangdong, China.

“Zui Xian Gui 醉仙归”, the brand name was founded by Mr. Ren Chen, a famous singer and post-80s entrepreneur. He insisted on building Chinese flavored liquor and a Chinese liquor culture, building the brand with special quality and multi liquor culture, and striving to create a healthy and good wine belonging to China and the world. We are principally engaged in the distribution and retail of the liquor for the China market, through online and offline channels.

Results of Operations

	Year ended December 31,
	2022	2021	2022 vs 2021
Revenue	$428,991	$-	$428,991
Cost of revenue	(111,389)	-	(111,389)
Gross profit	317,602	-	317,602
Gross profit margin	74%	-%	100%

Operating expenses	(2,147,273)	(48,938)	(2,098,335)
Other income, net	3,691	-	3,691
Income tax expenses	(2,138)	-	(2,138)
Net loss	$(1,828,118)	$(48,938)	$(1,779,180)

Revenues

Revenue was $428,991 for the year ended December 31, 2022, reflecting an increase of $428,991 from nil for the year ended December 31, 2021. The increase was due to the Company’s continued efforts to increase the sales of beverages in connection with the acquisition of ZXGBVI at June 30, 2022.

Cost of Revenues

Cost of revenue was $111,389 for the year ended December 31, 2022, reflecting an increase of $111,389 from nil for the year ended December 31, 2021. The increase was mainly due to the increase in sales of beverages in connection with the acquisition of ZXGBVI at June 30, 2022.

Gross Profit

Gross profit was $317,602 and nil for the years ended December 31, 2022 and 2021, respectively. Gross profit margin increased to 100% for the year ended December 31, 2022 from nil for the corresponding period in 2021 primarily due to the acquisition of ZXGBVI at June 30, 2022.

Operating Expenses

Operating expenses totalled $2,147,273 for the year ended December 31, 2022, reflecting an increase of $2,098,335 from $48,938 for the year ended December 31, 2021. The increase was primarily due to the increase in sales & marketing expenses and the professional expense incurred in 2022 in connection with the acquisition of ZXGBVI at June 30, 2022.

Net Loss

Net loss totalled $1,828,118 for the year ended December 31, 2022, reflecting an increase of $1,779,180 from the net loss of $48,938 for the year ended December 31, 2021. The increase was primarily due to the professional expense incurred in 2022 in connection with the acquisition of ZXGBVI at June 30, 2022 and the amortization of intangible assets.

Liquidity and Capital Resources

Working Capital

	Year ended December 31,
	2022	2021	2022 vs 2021
Total current assets	$268,495	$-	$268,495
Total current liabilities	(1,196,026)	(78,170)	(1,117,856)
Working capital	$(927,531)	$(78,170)	$(849,361)

As of December 31, 2022, we had working capital deficit of $927,531 as compared to working capital deficit of $78,170 as of December 31, 2021. The increasing in working capital deficit was mainly reflected in the accounts payable and customer advances. The Company’s net loss was $1,828,118 and $48,938 for the years ended December 31, 2022 and 2021, respectively. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Cash Flows

	Year ended December 31,
	2022	2021	2022 vs 2021
Cash flows used in operating activities	$(159,200)	$(48,170)	$(111,030)
Cash flows provided by investing activities	51,222	-	51,222
Cash flows provided by financing activities	120,358	48,170	72,188
Effect of exchange rate changes on cash and cash equivalents	(5,244)	-	(5,244)
Net changes in cash and cash equivalents	$7,136	$-	$7,136

Cash Flow from Operating Activities

Cash flow used in operating activities for the year ended December 31, 2022 was $159,200 as compared to the amount of $48,170 used in operating activities for the year ended December 31, 2021, reflecting an increment of $111,030. The increase in net cash provided by operating activities was mainly due to the acquisition professional fee of ZXGBVI, and customers advanced.

Cash Flow from Investing Activities

Cash flow provided by investing activities was $51,222 for the year ended December 31, 2022, compared to the cash flow provided by investing activities of nil for the year ended December 31, 2021. The increase in net cash flow used in investing activities was mainly due to the proceeds from the acquisition of ZXG Holdings Limited.

Cash Flow from Financing Activities

Cash flow provided by financing activities was $120,358 for the year ended December 31, 2022, compared to cash flow provided by financing activities of $48,170 for the year ended December 31, 2021. The increase in net cash provided by provided by financing activities was mainly due to the increase in funds advances from a director.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The revenues, if any, generated from our current business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Critical accounting estimates

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022. However, we consider our critical accounting policies to be those related to revenue recognition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022, that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weakness under the standards of the Public Company Accounting Oversight Board was lack of well-established procedures to identify, approve and review related party transactions.

Material Weakness in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the board of directors (the “Board”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”) and includes those policies and procedures that:

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures in connection with identifying an operating business to acquire and when funds are available to us:

●	Apply to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2022. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of December 31, 2022, our internal control over financial reporting is not effective enough to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures or actions:

●	We have increased our personnel resources and technical accounting expert within the accounting function and intend to hire additional accounting expert for the function due to continuously increasing of turnover.

●	We have established an audit committee to oversee accounting controls consistent with control objectives.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the five months ended December 31, 2022, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Position	Age
Executive Officers:
Chen Ren	President, Chief Executive Officer, Secretary and Treasurer, Director	36

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

Family Relationships

There are no family relationships between any director, executive officer or significant employee.

Board of Director

Our sole director will hold office until the next annual meeting of shareholders and until his successor(s) have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. Officers are elected by, and serve at the discretion of, the board of directors. Our board of directors shall hold meetings on at least a quarterly basis.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2022, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

Audit Committee Financial Expert

Our Sole Director has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

1.	An understanding of generally accepted accounting principles and financial statements;

2.	Experience applying such generally accepted accounting principles in connection with the accounting for estimates, accruals, and reserves that are generally comparable to the estimates, accruals and reserves, if any, used in the registrant’s financial statements;

3.	Experience preparing or auditing financial statements that present accounting issues that are generally comparable to those raised by the registrant’s financial statements;

4.	Experience with internal controls and procedures for financial reporting; and

5.	An understanding of audit committee functions.

Currently, our Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors because given the early stage of our business development, it is costly to retain an independent Director who qualify as an audit committee financial expert. However, we expect, in the foreseeable future, to form such a committee composed of our non-employee directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. The audit committee’s duties will be to recommend to our Company’s Board of Directors the engagement of an independent registered public accounting firm to audit our Company’s financial statements and to review our Company’s accounting and auditing principles.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Code of Ethics

The Company has not adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

Involvement in Certain Legal Proceedings

To our knowledge, there are no material proceedings to which any of our directors, officers or affiliates of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation of each named executive for the fiscal years ended December 31, 2022 and 2021, awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Chen Ren, Chief Executive Officer, Chief Executive Officer	2022	$-	$-	$-
Chen Ren, Chief Executive Officer, Chief Executive Officer	2021	$-	$-	$-

Employment Agreements with Named Executive Officers

We do not have an employment or consulting agreement with any officer or Director. There are no arrangements or plans in which we provide pension, retirement or similar benefits for director or executive officer. Our Director and executive officer may receive stock options at the discretion of our Board of Director in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our director or executive officer, except that stock options may be granted at the discretion of our Board of Director from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officer to compensate such officer in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards

There were no outstanding equity awards, as of December 31, 2022.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

We do not pay our director any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as director to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is information regarding the beneficial ownership of our common stock, our only outstanding class of capital stock, as of June 13, 2023 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, and (ii) all of the current directors and executive officers as a group. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned.

Name and Address of Beneficial Owner	Shares (2)	Shares Underlying Convertible Securities (2)	Total Percent of Class (3)
Directors and Officers
Chen Ren (1)	6,120,000,000	61,200,000	27.7%
Jiacheng Tang (1)	5,880,000,000	58,800,000	26.6%
All executive officers and directors as a group	12,000,000,000	120,000,000	54.2%

5% Shareholders
Southsea Global Limited (1)	1,465,761,690	146,576,169	6.6%

(1)

Chen Ren: Room 2701, Block A, Zhantao Technology Building, Minzhi Street, Shenzhen 518000, China. Jiacheng Tang: BLK 2 5/F Zhenqi Jingyuan Bldg Qiaocheng East Rd Futian District, Shenzhen 518040, China. Southsea Global Limited: 7A Lechler Court, 97 High Street, Sai Ying Poon, Hong Kong.

(2)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.
(3)

Based on 22,131,339,996 common shares outstanding as of June 13, 2023, and 20,000 shares of Preferred Stock outstanding, shares of common stock subject to convertible securities currently exercisable or exercisable within 60 days of June 13, 2023, are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Chen Ren and Jiacheng Tang hold Series B Preferred Stock. The Series B Preferred Stock is convertible at the rate of 6,000 of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Due from related parties mainly consists of funds advanced to related parties. The balances are unsecured, non-interest bearing, with maturity date of December 31, 2023.

Due to related parties mainly consists of funds advanced from director for working capital purpose, the balances are unsecured, non-interest bearing and due on demand.

For more related party transactions, see Note 11 of the accompanying consolidated financial statements.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Director will continue to approve any related party transaction.

Director Independence

Our board of directors is currently composed of one member, Chen Ren, who do not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the audit of our annual financial statements for the fiscal years ended December 31, 2022 and 2021 and fees billed for other services during those periods.

	Year ended December 31,
Fee Category	2022	2021
Audit fees (1)	$105,000	$14,500
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$105,000	$14,500

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.
(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.
(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

All above audit services were pre-approved by the Audit Committee of the Board of Director for the fiscal years ended December 31, 2022 and 2021, which concluded that the provision of such services by Assentsure PAC was compatible with maintenance of the firm’s independence in the conduct of its audits.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report

(1) All Financial Statements

The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Statements” are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits

No.	Description
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2023	TRANS GLOBAL GROUP, INC.

	By:	/s/ Chen Ren
Chen Ren
Chief Executive Officer
Chief Financial Officer
Director

Trans Global Group Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Assentsure PAC UEN – 201816648N 80 South Bridge Road #06-02 Golden Castle Building Singapore 058710 http://www.assentsure.com.sg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Trans Global Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Trans Global Group, Inc (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes to the financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 3 to the financial statements, the Company incurred a net loss of $1,828,118 for the financial year ended 31 December 2022, as of December 31, 2022, the Company’s current liabilities exceeded its current assets by $927,531, as of December 31, 2022, the Company’s accumulated deficit by $4,427,506 and the Company’s operating activities cash flows of negative $159,200. These conditions indicate the existence of a material uncertainty which may cast significant doubt on the ability of the Company to continue as a going concern and therefore they may not be able to realize their assets and discharge their liabilities in the normal course of business.

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

Singapore

June 14, 2023

(PCAOB ID No. 6783)

Trans Global Group Inc.

Consolidated Balance Sheets

	As of December 31,
	2022	2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,136	$-
Amount due from the related parties	53,669	-
Prepayments and other receivables, net	207,690	-
TOTAL CURRENT ASSETS	268,495	-

NON-CURRENT ASSETS
Property, plant and equipment, net	1,832	-
Intangible assets, net	10,254,058	-
Right-of-Use asset	55,206	-
TOTAL NON-CURRENT ASSETS	10,311,096	-

TOTAL ASSETS	$10,579,591	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$406,375	$-
Accrued liabilities and other payables	76,869	18,000
Contract liabilities	470,281	-
Amount due to a director	186,716	60,170
Lease liability	55,785	-
TOTAL CURRENT LIABILITIES	1,196,026	78,170

TOTAL LIABILITIES	1,196,026	78,170

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, 20,000 and 220,000 shares issued and outstanding, December 31, 2022 and 2021, respectively	2	22
Common stock, $0.0001 par value, 99,995,000,000 shares authorized, 22,131,339,996 and 8,665,578,306 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2,213,134	866,558
Additional paid-in capital	11,943,072	215,523
Accumulated other comprehensive loss	(345,137)	-
Accumulated deficit	(4,427,506)	(1,160,273)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	9,383,565	(78,170)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,579,591	$-

See accompanying notes to the consolidated financial statements

Trans Global Group Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the years ended December 31,
	2022	2021
REVENUES	$428,991	$-
COST OF REVENUES	111,389	-
GROSS PROFIT	317,602	-

OPERATING EXPENSES
Sales & marketing expenses	538,508	-
General & administrative expenses	1,608,765	48,938
TOTAL OPERATING EXPENSES	2,147,273	48,938

OPERATING LOSS	(1,829,671)	(48,938)

OTHER INCOME
Bank interest income	78	-
Non-operating income	3,613	-
TOTAL OTHER INCOME	3,691	-

LOSS BEFORE INCOME TAX	(1,825,980)	(48,938)

INCOME TAX EXPENSE	(2,138)	-

NET LOSS	(1,828,118)	(48,938)

Other comprehensive loss
Foreign currency translation adjustment	(345,137)	-

COMPREHENSIVE LOSS	(2,173,255)	(48,938)

Loss per share
Net loss per share- Basic and diluted	$(0.00)	(0.00)
Weighted Average Number of shares outstanding	19,271,512,314	8,665,578,306

See accompanying notes to the consolidated financial statements

Trans Global Group Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity
	Shares	Amount	Shares	Loss	Capital	Loss	Deficit	(Deficit)
Balance as at December 31, 2020	220,000	$20	8,665,578,306	$866,558	$215,523	-	(1,111,335)	(29,232)
Net loss	-	-	-	-	-	-	(48,938)	(48,938)
Balance as at December 31, 2021	220,000	$22	8,665,578,306	$866,558	$215,523	$-	$(1,160,273)	$(78,170)
Conversion, series AA preferred stock converted into common stock	(200,000)	(20)	12,000,000,000	1,200,000	(215,523)	-	(984,457)	-
Acquisition of ZXG Holdings	-	-	1,465,761,690	146,576	11,943,072	-	(454,658)	11,634,990
Accumulated other comprehensive loss	-	-	-	-	-	(345,137)	-	(345,137)
Net loss	-	-	-	-	-	-	(1,828,118)	(1,828,118)
Balance as at December 31, 2022	20,000	$2	22,131,339,996	$2,213,134	$11,943,072	$(345,137)	$(4,427,506)	$9,383,565

See accompanying notes to the consolidated financial statements

Trans Global Group Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,828,118)	$(48,938)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expenses	1,170,508	-
Non-cash lease expenses	86,299	-
Changes in operating assets and liabilities:
Prepayments and other receivables	143,196	-
Accounts payable	64,234	768
Accrued liabilities and other payables	38,418	-
Contract liabilities	247,720	-
Lease liability	(81,457)	-
Net cash used in operating activities	(159,200)	(48,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the acquisition of ZXG Holdings Limited	52,523	-
Purchases of property, plant and equipment	(1,301)	-
Net cash provided by investing activities	51,222	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advanced to the related parties	(6,706)	-
Advanced from a director	127,064	48,170
Net cash provided by financing activities	120,358	48,170

Effect of exchange rate changes on cash and cash equivalents	(5,244)	-

NET CHANGES IN CASH AND CASH EQUIVALENTS	7,136	-
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	-	-
CASH AND CASH EQUIVALENTS, END OF YEAR	$7,136	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$2,138	$-
Cash paid for interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Expenses paid by the related parties on behalf of the Company	$169,114	$-
Shares issued for acquisition of ZXG Holdings Limited	$11,597,106	$-
Interest expense for lease liabilities	$998	-

See accompanying notes to the consolidated financial statements

Trans Global Group, Inc.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2022 and 2021

NOTE 1 – ORGANIZATION AND OPERATIONS

Trans Global Group, Inc. (the “Company”) was formed in the State of Delaware on December 31, 1993 as Teletek, Inc. On October, 2007, the Company changed its name to Trans Global Group, Inc., its current name. On September 23, 2020, Matthew Dwyer, the Company, and Chen Ren entered into that certain Stock Purchase Agreement, pursuant to which Dwyer agreed to return 200,000 shares of Series AA Preferred stock, par value $0.0001 per share to treasury for $150,000, and the Company agreed to issue 20,000 shares of Series B Preferred Stock, of the Company representing approximately 93% of the outstanding voting power to Chen Ren. And Matthew Dwyer resigned as sole officer of the Company (including as President, Chief Executive Officer, Secretary and Treasure) and Chen Ren was appointed as sole officer of the Company (including as President, Chief Executive Officer, Secretary and Treasure) on the same date.

On June 30, 2022, the Company consummated a share exchange pursuant to a Share Exchange Agreement among the Company and Southsea, the shareholder of ZXGBVI, pursuant to which we acquired all the ordinary shares of ZXGBVI in exchange for the issuance to the shareholder of ZXGBVI of an aggregate of 1,465,761,690 shares of the Company. As a result of the transactions contemplated by the Share Exchange, ZXGBVI became a wholly-owned subsidiary of the Company. Such reorganization was completed on August 8, 2022.

We conduct our business through our PRC subsidiary, “Shenzhen Zui Xian Gui Brewery Technology Limited” (“ZXGSZ”), which is a wine distribution and retail sales company based in Guangdong, China.

“Zui Xian Gui 醉仙归”, the brand name was founded by Mr. Ren Chen, a famous singer and post-80s entrepreneur. He insisted on building Chinese flavored liquor and a Chinese liquor culture, building the brand with special quality and multi liquor culture, and striving to create a healthy and good wine belonging to China and the world. We are principally engaged in the distribution and retail of the liquor for the China market, through online and offline channels.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of consolidated financial statements in conformity with accounting principles U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Trans Global Group, Inc.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2022 and 2021

As of December 31, 2022, details of the Company’s major subsidiaries were as follows:

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

Foreign currency translation and re-measurement

The functional currency of the Company is the Chinese Renminbi (“RMB”).

The Company, whose translates their accounts into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date

●	Equities at the historical rate

●	Revenue and expense items at the average rate of exchange prevailing during the year

Adjustments arising from such translations are included in accumulated other comprehensive income in stockholders’ equity.

	As of and for the years ended December 31,
	2022	2021
Spot USD: RMB exchange rate	$6.90906	$6.44664
Average USD: RMB exchange rate	$6.72639	$6.47166

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of December 31, 2022 and 2021, cash equivalents amounted to $7,136 and nil, respectively.

Trans Global Group, Inc.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2022 and 2021

Account and other receivables

Account and other receivables are stated at the customer obligations due under normal trade terms net of allowance for doubtful accounts.

Property, plant and equipment, net

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property and equipment are as follows:

Categories	Estimated useful life
Office equipment	5 years

Business combination

The purchase price of an acquisition is measured as the aggregate of the fair value of the consideration transferred. The purchase price is allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed. These fair value determinations require judgment and may involve the use of significant estimates and assumptions. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized in the period in which the adjustment amount is determined. Transaction costs associated with the acquisition are expensed as incurred.

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

Trans Global Group, Inc.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2022 and 2021

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

Accounts payable

Accounts payable are stated as vendors obligations due under normal trade terms.

Contract liabilities

Contract liabilities consist mainly of advances from customers. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for wines prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of December 31, 2022 and 2021, the Company had customer advances of $470,281 and nil, respectively. During the years ended December 31, 2022 and 2021, the Company recognized $235,333 and nil, respectively, of customer advances in the opening balance.

Trans Global Group, Inc.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2022 and 2021

Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 3% for the period from the beginning of July 2019 till the end of February 2020, then changed to 1% from the beginning of 2020 till the end of December 2022. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded as VAT payable if output VAT is larger than input VAT and is recorded as VAT recoverable if input VAT is larger than output VAT. For entities that are VAT small taxpayers, VAT rate applicable is 3% for the period from the beginning of July 2019, then during the COVID-19, the small taxpayers are allowed to enjoy the preferred tax policy, tax rate from 3% to 1% for the period from March 1, 2020 to December 31, 2022. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

Recent Accounting Pronouncements

In March 2021, the FASB issued ASU 2021-03, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively but not applicable for us for the period ending December 31, 2022. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. An entity should not retroactively adopt the amendments in this update for interim financial statements already issued in the year of adoption. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company incurred a net loss of $1,828,118 for the financial year ended 31 December 2022, as of December 31, 2022, the Company’s current liabilities exceeded its current assets by $927,531 and as of December 31, 2022, the Company’s accumulated deficit by $4,427,506 and the Company’s operating activities cash flows of negative $159,200. These conditions among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the undertaking of its shareholders to provide continuing financial support to enable the Company to meet its liabilities as and when they fall due.

Trans Global Group, Inc.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2022 and 2021

NOTE 4 – PREPAYMENTS AND OTHER RECEIVABLES, NET

Prepayments and other receivables consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Prepayments	$161,420	$-

Other receivables	188,046	-
Less: Allowance for doubtful accounts	(141,776)	-
Other receivables, net	46,270	-

Total prepayments and other receivables, net	$207,690	$-

Balance of prepayments represented the advanced payments to suppliers. Balance of other receivables included deposit of office rent.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Office equipment	$2,074	$-
Less: Accumulated depreciations – pre-acquisition	(14)	-
Less: Accumulated depreciations – post-acquisition	(228)	-
Total property, plant and equipment, net	$1,832	$-

Depreciation expense, which was included in general and administrative expenses, for the years ended December 31, 2022 and 2021 was $228 and nil, respectively.

NOTE 6 – BUSINESS COMBINATION

On June 30, 2022, the Company completed the acquisition of 100% equity interest of ZXGBVI. The Company aimed to enter the service of beverage distribution and delivery market in PRC through this acquisition. The results of the acquired entities’ operations have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase consideration is $11,597,106, consists of 1,465,761,690 shares of the Company’s common stock issued to ZXGBVI’s original owner fair valued at the acquisition date. There shares were issued on August 4, 2022. The Company accounted for the acquisition using the purchase method of accounting for business combination under ASC 805. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities based on their estimated fair values as of the acquisition date.

The determination of fair values involves the use of significant judgment and estimates and in the case of ZXGBVI, this is with specific reference to acquired intangible asset. The judgments used to determine the estimated fair value assigned to assets acquired and liabilities assumed, as well as the intangible asset life and the expected future cash flows and related discount rate, can materially impact the Company’s consolidated financial statements. Significant inputs and assumptions used for the model included the amount and timing of expected future cash flows and discount rate. The Company utilized the assistance of a third-party valuation appraiser to determine the fair value as of the date of acquisition.

The allocation of the purchase price as of the date of acquisition is summarized as follows:

As of June 30, 2022
Cash	$52,523
Prepayments and other receivables, net	357,963
Due from related parties	48,616
Property and equipment, net	819
Right-of-use assets	98,458
Total assets	$558,379

Accounts payable, net	$(354,600)
Accrued liabilities	(21,061)
Customer advances	(236,281)
Lease liabilities	(99,205)
Total liabilities	$(711,147)

Net tangible liabilities	$(152,768)
Intangible assets	11,749,874
Total purchase price	$11,597,106

Consideration in form of shares	$11,597,106
Total consideration	$11,597,106

Trans Global Group, Inc.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2022 and 2021

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets and related accumulated amortization were as follows:

	2022	2021
Distributor channel	$11,749,874	$-
Less: Accumulated amortization	(1,170,280)	-
Less: Effect on exchange rate	(325,536)
Total intangible assets, net	$10,254,058	$-

Amortization expense for the years ended December 31, 2022 and 2021 was $1,170,280 and nil, respectively, included in general administrative expenses.

The Company’s intangible assets consist of distribution channel is generally recorded in connection with acquisitions at their fair value with ZXGBVI acquisition. Intangible assets with estimable lives are amortized, generally on a straight-line basis, over their respective estimated useful lives of 5 years for distribution channel, to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

For the year ended December 31, 2022, the Company amortized $1,170,280. No impairment loss was made against the intangible assets during the year ended December 31, 2022.

The estimated amortization expense for these intangible assets in the next four years and thereafter is as follows:

2023	$2,278,680
2024	2,278,680
2025	2,278,680
2026	2,278,680
Thereafter	1,139,338
Total	$10,254,058

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Accrued liabilities	$57,500	$18,000
Other payables	19,369	-
Total accrued liabilities and other payables	$76,869	$18,000

Balance of accrued liabilities included the audit & related expenses. And the balance of other payables included the accrual staff’s salaries & individual tax, VAT surcharge taxes, and payables to marketing fees.

NOTE 9 – ACCOUNTS PAYABLE

As of December 31, 2022 and 2021, accounts payable were $406,375 and nil, respectively, that were consists of the vendors’ payables.

Trans Global Group, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2022 and 2021

NOTE 10 – INCOME TAXES

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

People’s Republic of China

Zui Xian Gui International Holding (Shenzhen) Ltd. and Shenzhen Zui Xian Gui Brewery Technology Ltd. are operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. During the period ended December 31, 2022, the operations in People’s Republic of China incurred the net loss of $510,846 which can be used to offset the carry forwards retained earnings within 5 years that started from year 2023 to year 2027.

The components of the income tax provision are as follows:

	2022	2021
Current:
United States of America	$-	$-
British Virgin Islands	-	-
Hong Kong	-	-
The PRC	2,138	-

Deferred
United States of America	-	-
British Virgin Islands	-	-
Hong Kong	-	-
The PRC	-	-

Total	$2,138	$-

Trans Global Group, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2022 and 2021

A summary of United States and foreign income (loss) before income taxes was composed of the following:

	2022	2021
Loss attributed to PRC operations	$(508,708)	$-
Loss attributed to British Virgin Islands and Hong Kong	-	-
Loss attributed to U.S.	(1,317,272)	-
Loss before tax	$(1,825,980)	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2022 and 2021:

	2022	2021
U.S. federal statutory income tax rate	$21%	$21%
Change in income tax valuation allowance	25%	-
The Company’s effective tax rate	$-4%	$21%

The effective tax rate in the years presented is the result of the mix of income and loss recognized in various tax jurisdictions that apply a broad range of income tax rates.

The significant components of deferred taxes of the Company are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carry forwards
United States	$3,462,002	$1,160,273
Hong Kong	-	-
PRC	965,504	-
Gross deferred tax assets	4,427,506	1,160,273
Less: valuation allowance	(4,427,506)	(1,160,273)
Total deferred tax assets, net	$-	$-

Trans Global Group, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2022 and 2021

NOTE 11 – RELATED PARTY TRANSACTIONS

Amount due from the related parties as of December 31, 2022 and 2021 were as follows:

		2022	2021
Guizhou Zui Xian Gui Liquor Co., Ltd.	Ren Chen is the legal representative and shareholder of the Guizhou Zui Xian Gui Liquor Co., Ltd.	$6,402	$-
Shenzhen Zui Xian Gui Supply Chain Co., Ltd.	Ren Chen is the legal representative and shareholder of the Shenzhen Zui Xian Gui Supply Chain Co., Ltd.	47,140	-
Zhiyu Lv	Manager of the ZXGSZ	127	-
Total amount due from the related parties		$53,669	$-

Amount due to the director as of December 31, 2022 and 2021 were as follows:

		2022	2021
Chen Ren	CEO, CFO, Director	$186,716	$60,170
Total amount due to the director		$186,716	$60,170

Amount due from related party mainly consists of funds advanced to related parties as borrowings. The balances are unsecured, non-interest bearing and with maturity date of December 31. 2023.

Amount due to director mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand.

NOTE 12 – OPERATING LEASES

As of December 31, 2022, the Company has one operating lease agreements for office space in PRC with remaining lease terms of 8 months. The operating lease agreement entered with a non-related party, is for the premises in Shenzhen City, PRC from September 1, 2021 to August 31, 2023, the monthly rent expense of RMB49,040 (approximately $7,294).

The components of lease expense and supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Other information for the years ended
Cash paid for amounts included in the measurement of lease obligations	$86,299	$-
Weighted average remaining lease term (in years)	0.67	-
Weighted average discount rate	4.75%	-

Balance sheet information related to the Company’s operating leases and maturities of its lease obligations as of December 31, 2022 are as follows:

	2022	2021
Right of Use Asset
Operating lease	$55,206	$-
Total right of use asset	$55,206	$-
Operating Lease Obligations
Current operating lease liability	$55,785	$-
Total Lease Liabilities	$55,785	$-

Lease liability maturities as of December 31, 2022, are as follows:

2023	$58,325
Thereafter	-
Total lease payment	58,325
Less: Imputed interest	(2,540)
Operating lease obligations	$55,785

Lease expenses were $86,299 and nil for the years ended December 31, 2022 and 2021, respectively.

Trans Global Group, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2022 and 2021

NOTE 13 – NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. Due to the Company’s net loss from its continuing operations, all potential common share issuances had anti-dilutive effect on net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2022, and 2021:

	2022	2021
Total net loss attributable to common shareholders	$2,173,255	$48,938

Loss per share:
Net loss per shares – Basic and diluted:	$(0.00)	$(0.00)
Weighted average common shares outstanding – Basic and diluted	19,271,512,314	8,665,578,306

NOTE 14 – STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Capital Stock

Common Stock

The Company is authorized to issue 99,995,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2022, 22,131,339,996 shares were issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,500,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022, 20,000 shares of preferred stock were issued and outstanding.

Capital Stock Issued

On January 30, 2020, the Company exchanged 1,200,000 shares of old series AA preferred stock for 200,000 shares of new series AA preferred stock. On September 20, 2020, the Company issued 800,000,000 shares of common stock to VS Services, LLC for conversion of note and accrued interests. On September 22, 2020, the Company issued 20,000 series B preferred stock to Chen Ren. On March 7, 2022, 200,000 shares of series AA preferred stock were converted into 12,000,000,000 shares of common stock. On August 8, 2022, the Company exchanged 1,465,761,689 shares of common stock to Southsea Global Limited in connection with the acquisition of ZXGBVI on June 30, 2022.

NOTE 15 – SUBSEQUENT EVENT

No subsequent event which had a material impact on the Company was identified through the date of issuance of the financial statements