Form 10-K/A
period 2022-12-31
TRANS GLOBAL GROUP, INC.
filed 2023-06-16
CIK 1891791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No: 1

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

Yes ☐   No ☒

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

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Trans Global Group, Inc. (the “Registrant” or the “Company”) for the year ended December 31, 2022 (the “Original Form 10-K”) is to include the amendment on the cover page, regarding the check mark from “yes” to “no” whether the registrant is a shell company.

Except as otherwise provided herein, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

Date: June 16, 2023	TRANS GLOBAL GROUP, INC.

	By:	/s/ Chen Ren
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