Form 10-K/A
period 2022-12-31
TRANS GLOBAL GROUP, INC.
filed 2023-06-21
CIK 1891791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No: 2

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

Explanatory Note

The purpose of this Amendment No. 2 (the “Amendment”) to the Annual Report on Form 10-K of Trans Global Group, Inc. (the “Registrant” or the “Company”) for the year ended December 31, 2022 (the “Original Form 10-K”) is to remove the disclosure of Rule 144 Risks in the “Risks Related to Our Common Stock” as the Company noted the status as we have an affiliate as defines in rule 144 that are holding our common shares, however, the Company was not a shell company since we had done the acquisition of ZXG Holdings Limited on June 30, 2022, and generated income of beverages trading after then.

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

Date: June 21, 2023	TRANS GLOBAL GROUP, INC.

	By:	/s/ Chen Ren
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