Form 10-Q
period 2023-03-31
TRANS GLOBAL GROUP, INC.
filed 2023-09-01
CIK 1891791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date.

Class	Outstanding at August 31, 2023
Common Stock, $.0001 par value	22,131,339,996

i

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	2,647	7,136
Amount due from the related parties	52,126	53,669
Prepayments and other receivables	176,446	207,690
TOTAL CURRENT ASSETS	231,219	268,495

NON-CURRENT ASSETS
Property, plant and equipment, net	1,591	1,832
Intangible assets, net	9,700,950	10,254,058
Operating lease ROU assets	33,701	55,206
TOTAL NON-CURRENT ASSETS	9,736,242	10,311,096

TOTAL ASSETS	$9,967,461	$10,579,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	382,070	406,375
Accrued liabilities and other payables	69,632	76,869
Contract liabilities	470,802	470,281
Amount due to a director	214,730	186,716
Due to related party	347	-
Operating lease liabilities	34,052	55,785
TOTAL CURRENT LIABILITIES	1,171,633	1,196,026

TOTAL LIABILITIES	$1,171,633	$1,196,026

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, 20,000 and 20,000 shares issued and outstanding, March 31, 2023 and December 31, 2022, respectively	2	2
Common stock, $0.0001 par value, 99,995,000,000 shares authorized, 22,131,339,996 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,213,134	2,213,134
Additional paid-in capital	11,943,072	11,943,072
Accumulated other comprehensive income	(302,543)	(345,137)
Accumulated deficit	(5,057,837)	(4,427,506)
TOTAL STOCKHOLDERS’ EQUITY	8,795,828	9,383,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,967,461	$10,579,591

See accompanying notes to the unaudited condensed consolidated financial statements.

 TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Sales & marketing expenses	7,678	-
General & administrative expenses	622,690	4,234
TOTAL OPERATING EXPENSES	630,368	4,234

OPERATING LOSS	(630,368)	(4,234)

OTHER INCOME
Non-operating income	37	-
TOTAL OTHER INCOME	37

LOSS BEFORE INCOME TAX	(630,331)	(4,234)

INCOME TAX EXPENSE	-	-

NET LOSS	$(630,331)	$(4,234)

Other comprehensive loss
Foreign currency translation adjustment	(42,594)	-
COMPREHENSIVE LOSS	$(672,925)	$(4,234)

Net loss per share- Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of shares outstanding	22,131,339,996	20,665,578,306

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three months ended March 31, 2023

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total
	Number of shares	Amount	Number of shares	Amount	capital	loss	deficit	equity
Balance as of December 31, 2022 (Audited)	20,000	$2	22,131,339,996	$2,213,134	$11,943,072	$(345,137)	$(4,427,506)	$9,383,565
Accumulated other comprehensive loss	-	-	-	-	-	42,594	-	42,594
Net loss	-	-	-	-	-	-	(630,331)	(630,331)
Balance as of March 31, 2023 (Unaudited)	20,000	$2	22,131,339,996	$2,213,134	$11,943,072	$(302,543)	$(5,057,837)	$8,795,828

For the three months ended March 31, 2022

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total equity
	Number of shares	Amount	Number of shares	Amount	capital	loss	deficit	(deficit)
Balance as of December 31, 2021 (Audited)	220,000	$22	8,665,578,306	$866,558	$215,523	$-	$(1,160,273)	$(78,170)
Accumulated other comprehensive loss	(200,000)	(20)	12,000,000,000	1,200,000	(215,523)	-	(984,457)	-
Net loss	-	-	-	-	-	-	(4,234)	(4,234)
Balance as of March 31, 2022 (Unaudited)	20,000	$2	20,665,578,306	$2,066,558	$-	$-	$(2,148,964)	$(82,404)

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(630,331)	$(4,234)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expenses	575,327	-
Amortization of ROU assets, net	21,282	-
Changes in operating assets and liabilities:
Prepayments and other receivables	26,215	-
Accounts payable	(12,990)	-
Accrued liabilities and other payables	(6,901)	-
Contract liabilities	14,761	-
Operating lease obligations	(20,915)	-
Net cash used in operating activities	(33,552)	(4,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	89	-
Net cash provided by investing activities	89	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advanced from the related parties	343	-
Advanced from a director	29,030	4,234
Net cash provided by financing activities	29,373	4,234

Effect of exchange rate changes on cash and cash equivalents	(399)	-

Net change in cash and cash equivalents	(4,489)	-
Cash and cash equivalents, beginning of period	7,136	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,647	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Expenses paid by the related parties on behalf of the Company	$17,000	$-
Interest expense for lease liabilities	406	-

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

Principle of consolidation

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of March 31, 2023, details of the Company’s major subsidiaries were as follows:

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

Foreign currency translation and re-measurement

The functional currency of the Company is the Chinese Renminbi (“RMB”).

The Company, whose translates their accounts into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in stockholders’ equity.

	As of and for the three months ended March 31,
	2023	2022
Spot USD: RMB exchange rate	$7.11594	$6.34110
Average USD: RMB exchange rate	$6.84264	$6.34833

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of March 31, 2023 and December 31, 2022, cash equivalents amounted to $2,647 and 7,136, respectively.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Other receivables

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Contract liabilities

Contract liabilities consist mainly of advances from customers. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for wines prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of March 31, 2023 and December 31, 2022, the Company had customer advances of $470,802 and $470,281, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized nil, respectively, of customer advances in the opening balance.

Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 3% for the period from the beginning of July 2019 till the end of February 2020, then changed to 1% from the beginning of 2020 till the end of February 2022. The VAT rate applicable to companies from March 2022 to March 2023 is 13%. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded as VAT payable if output VAT is larger than input VAT and is recorded as VAT recoverable if input VAT is larger than output VAT. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

As reflected in the accompanying financial statements, the Company had accumulated losses of $5,057,837, and working capital deficit of $940,414 as of March 31, 2023. These conditions among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the undertaking of its shareholders to provide continuing financial support to enable the Company to meet its liabilities as and when they fall due.

NOTE 4 – PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022

Prepayments	$4,912	$161,420

Other receivables	309,190	188,046
Less: Allowance for doubtful accounts	(137,656)	(141,776)
Other receivables, net	171,534	46,270
Total prepayments and other receivables	$176,446	$207,690

Balance of prepayments represented the advanced payments to suppliers. And the balance of other receivables included deposit of office rent and JD platform, and FA consulting fee.

NOTE 5 – AMOUNT DUE FROM THE RELATED PARTIES

		As of
		March 31, 2023	December 31, 2022

Guizhou Zui Xian Gui Liquor Co., Ltd.	Ren Chen is the legal representative and shareholder of the Guizhou Zui Xian Gui Liquor Co., Ltd.	$45,770	$47,141
Shenzhen Zui Xian Gui Supply Chain Co., Ltd.	Ren Chen is the legal representative and shareholder of the Shenzhen Zui Xian Gui Supply Chain Co., Ltd.	6,216	6,402
Zhiyu Lv	Manager of the ZXGSZ	140	126
Total amount due from the related party		$52,126	$53,669

The amount due from the related parties are unsecured with non-interest bearing, that are expected to be collect at the year ended 2023.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Office equipment	$1,929	$2074
Less: Accumulated depreciations	(338)	(242)
Total property, plant and equipment, net	$1,591	$1,832

Depreciation expense, which was included in general and administrative expenses, for the three months ended March 31, 2023 and 2022 was $96 and nil, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	As of
	March 31, 2023	December 31, 2022
Distributor channel	$11,749,874	$11,749,874
Less: Accumulated amortization	(1,745,511)	(1,170,280)
Less: Effect on exchange rate	(303,413)	(325,536)
Total	$9,700,950	$10,254,058

Amortization expense for the three months ended March 31, 2023 and December 31, 2022 was $575,231 and nil, respectively, included in cost of revenues.

As of March 31, 2023, the future estimated amortization costs for distribution channel are as follows:

2023	$1,659,325
2024	2,212,433
2025	2,212,433
2026	2,212,433
Thereafter	1,106,215
Effect on exchange rate	298,111
Total	$9,700,950

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022

Accrued liabilities	$56,500	$57,500
Other payables	13,132	19,369
Total Accrued liabilities and other payables	$69,632	$76,869

Balance of accrued liabilities included the audit & related expenses. And the balance of other payables included the accrual staff’s salaries & individual tax, VAT surcharge taxes, and payables to marketing fees.

NOTE 9 – CONTRACT LIABILITIES

Contract liabilities consisted of the following as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022

Contract liabilities	$470,802	$470,281

Balance of contract liabilities are the prepayment from the customers which are expected to be recognized as revenue during the year of 2023.

NOTE 10 – AMOUNT DUE TO A DIRECTOR

As of March 31, 2023 and December 31, 2022, the amount due to a director are $214,730 and $186,716, respectively, which are unsecured with non-interest bearing.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

Hong Kong

Hong Kong Zuixiangui International Holding Co., Ltd. is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 8.25% on its assessable income.

People’s Republic of China

Zui Xian Gui International Holding (Shenzhen) Ltd. and Shenzhen Zui Xian Gui Brewery Technology Ltd. are operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. During the period ended March 31, 2023, the operations in People’s Republic of China incurred the net loss of $245,492 which can be used to offset the carry forwards retained earnings within 5 years that started from year 2023 to year 2027.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the three months ended March 31, 2023, and 2022:

	Three months ended March 31,
	2023	2022

Loss attributed to PRC operations	$(39,100)	$-
PRC Statutory tax at 25% rate	-	-
Effect of PRC deductions and other reconciling items	-	-
Income tax	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the period ended March 31, 2023, and 2022:

	Three months ended March 31,
	2023	2022

U.S. federal statutory income tax rate	21.0%	21.0%
Higher rate in PRC, net	4.0%	4.0%
Reconciling items, net operating losses in PRC, election to not recognize tax asset	-25.0%	-25.0%
The Company’s effective tax rate	-%	-%

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 12 – RELATED PARTIES’ TRANSACTIONS

As of March 31, 2023 and December 31,2022, the amount due to a director are $214,730 and $186,716, respectively, which are unsecured with non-interest bearing.

NOTE 13 – NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. Due to the Company’s net loss from its continuing operations, all potential common share issuances had anti-dilutive effect on net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2023, and 2022:

	Three months ended March 31,
	2023	2022
Total net loss attributable to common shareholders	$630,331	$4,234

Weighted average common shares outstanding – Basic and diluted	22,131,339,996	20,665,578,306

Loss per shares – basic and diluted:
Loss per shares – basic and diluted:	$(0.00)	$(0.00)

NOTE 14 - STOCKHOLDERS’ EQUITY

Authorized Capital Stock

Common Stock

The Company is authorized to issue 99,995,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2023, 22,131,339,996 shares were issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,500,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023, 20,000 shares of series B preferred stock were issued and outstanding.

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

NOTE 15 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2023, to the date these unaudited condensed consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Results of Operation

For the three months ended March 31, 2023 and 2022

	Three months ended March 31,
	2023	2022	2023 vs 2022

Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross loss	-	-	-
Gross loss margin	-%	-%	-%

Operating expenses	(630,368)	(4,234)	(626,134)
Other income, net	37	-	37
Income tax expense	-	-	-
Net loss	$(630,331)	$(4,234)	$(606,097)

Operating Expenses

Operating expense was $630,368 for the three months ended March 31, 2023, reflecting an increase of $626,134, from $4,234 for the three months ended March 31, 2022. The increase was mainly the amortization cost of intangible assets.

Net loss

For the three months ended March 31 2023, net loss was $630,331, compared to net loss of $4,234 for the three months ended March 31, 2022. The increase was mainly the amortization cost of intangible assets.

Liquidity and Capital Resources

Working Capital as of March 31, 2023 and December 31, 2022

	As of
	March 31, 2023	December 31, 2022	2023 vs 2022
Total current assets	$231,219	$268,495	$(37,276)
Total current liabilities	(1,171,633)	(1,196,026)	58,445
Working capital	$(940,414)	$(927,531)	$21,169

As of March 31, 2023, we had cash and cash equivalents of $2,647, and we had working capital deficit of $940,414 as compared to working capital deficit of $927,531 as of December 31, 2022. The increasing in working capital deficit was mainly reflected in the customer advances that were recognized as revenue during the period. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Cash Flows for the three months ended March 31, 2023 and 2022

	Three months ended March 31,
	2023	2022	2023 vs 2022

Cash flows used in operating activities	$(33,552)	$(4,234)	$(29,318)
Cash flows provided by investing activities	89	-	89
Cash flows provided by financing activities	29,373	4,234	25,139
Effect of exchange rate changes in cash during the year	(399)	-	(399)
Net changes in cash during the period	$(4,489)	$-	$(4,489)

Cash Flow from Operating Activities

For the three months periods ended March 31, 2023 and 2022, net cash used in operating activities was $33,552 and $4,234, respectively. The increase in net cash provided by operating activities was mainly due to the increase of customers advanced and prepayment.

Cash Flow from Investing Activities

For the three months periods ended March 31, 2023 and 2022, net cash provided by investing activities was $89 and nil, respectively. Such increase was primarily due to the increase in purchase of equipment.

Cash Flow from Financing Activities

Net cash used in financing activities was $29,373 and $4,234 for three months ended March 31, 2023 and 2022, respectively. Such increase was primarily due to the increase in funds advances from a director.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of March 31, 2023 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of March 31, 2023.

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

TRANS GLOBAL GROUP INC.
(Name of Registrant)

Date: September 1, 2023	By:	/s/ Chen Ren
	Title:	Chief Executive Officer Chief Financial Officer Director