Form 10-Q
period 2023-09-30
TRANS GLOBAL GROUP, INC.
filed 2023-12-05
CIK 1891791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-56383

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)     No ( )

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ( )     No (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	( )	Accelerated filer	( )
Non-accelerated Filer	(X)	Smaller reporting company	(X)
(Do not check if a smaller reporting company)		Emerging growth company	(X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

 Yes (X)     No ( )

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )     No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date.

Class	Outstanding at September 30, 2023
Common Stock, $.0001 par value	22,131,339,996

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	2,795	7,136
Amount due from the related parties	50,846	53,669
Prepayments and other receivables	181,315	207,690
TOTAL CURRENT ASSETS	234,956	268,495

NON-CURRENT ASSETS
Property, plant and equipment, net	1,247	1,832
Intangible assets, net	8,631,131	10,254,058
Right-of-use assets	-	55,206
TOTAL NON-CURRENT ASSETS	8,632,378	10,311,096

TOTAL ASSETS	$8,867,334	$10,579,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	373,690	406,375
Accrued liabilities and other payables	53,689	76,869
Contract liabilities	460,681	470,281
Amount due to a director	269,391	186,716
Income tax payables	340	-
Lease liabilities	-	55,785
TOTAL CURRENT LIABILITIES	1,157,791	1,196,026

TOTAL LIABILITIES	$1,157,791	$1,196,026

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, 20,000 shares issued and outstanding, September 30, 2023 and December 31, 2022, respectively	2	2
Common stock, $0.0001 par value, 99,995,000,000 shares authorized, 22,131,339,996 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,213,134	2,213,134
Additional paid-in capital	11,943,072	11,943,072
Accumulated other comprehensive loss	(253,081)	(345,137)
Accumulated deficit	(6,193,584)	(4,427,506)
TOTAL STOCKHOLDERS’ EQUITY	7,709,543	9,383,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,867,334	$10,579,591

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	-	422,548	-	422,548
COST OF REVENUE	-	669,975	-	669,975
GROSS PROFIT	-	(247,427)	-	(247,427)

OPERATING EXPENSES
Sales & marketing expenses	-	482,892	7,810	482,892
General & administrative expenses	553,727	106,011	1,758,304	211,103
TOTAL OPERATING EXPENSES	553,727	588,903	1,766,114	693,995

OPERATING LOSS	(553,727)	(836,330)	(1,766,114)	(941,422)

OTHER INCOME
Bank interest	-	68	-	68
Non-operating income	-	3,684	36	3,684
TOTAL OTHER INCOME	-	3,752	36	3,752

LOSS BEFORE INCOME TAX	(553,727)	(832,578)	(1,766,078)	(937,670)

INCOME TAX EXPENSE	-	(2,179)	-	(2,179)

NET LOSS	$(553,727)	$(834,757)	$(1,766,078)	$(939,849)

Other comprehensive loss
Foreign currency translation adjustment	6,979	(11,241)	92,056	(11,241)
COMPREHENSIVE LOSS	$(546,748)	$(845,998)	$(1,674,022)	$(951,090)

Net loss per share- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of shares outstanding	22,131,339,996	18,307,760,860	22,131,339,996	18,307,760,860

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three and nine months ended September 30, 2023

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total equity
	Number of shares	Amount	Number of shares	Amount
Balance as of December 31, 2022 (Audited)	20,000	$2	22,131,339,996	$2,213,134	$11,943,072	$(345,137)	$(4,427,506)	$9,383,565
Accumulated other comprehensive loss	-	-	-	-	-	42,594	-	42,594
Net loss	-	-	-	-	-	-	(630,331)	(630,331)
Balance as of March 31, 2023 (Unaudited)	20,000	$2	22,131,339,996	$2,213,134	$11,943,072	$(302,543)	$(5,057,837)	$8,795,828
Accumulated other comprehensive loss	-	-	-	-	-	42,483	-	42,483
Net loss	-	-	-	-	-	-	(582,020)	(582,020)
Balance as of June 30, 2023 (Unaudited)	20,000	$2	22,131,339,996	$2,213,134	$11,943,072	$(260,060)	$(5,639,857)	$8,256,291
Accumulated other comprehensive loss	-	-	-	-	-	6,979	-	6,979
Net loss	-	-	-	-	-	-	(553,727)	(553,727)
Balance as of September 30, 2023 (Unaudited)	20,000	$2	22,131,339,996	$2,213,134	$11,943,072	$(253,081)	$(6,193,584)	$7,709,543

For the three and nine months ended September 30, 2022

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total deficit
	Number of shares	Amount	Number of shares	Amount
Balance as of December 31, 2021 (Audited)	220,000	$22	8,665,578,306	$866,558	$215,523	$-	$(1,160,273)	$(78,170)
Conversion, series AA preferred stock converted into common stock	(200,000)	(20)	12,000,000,000	1,200,000	(215,523)	-	(984,457)	-
Net loss	-	-	-	-	-	-	(4,234)	$(4,234)
Balance as of March 31, 2022 (Unaudited)	20,000	$2	20,665,578,306	$2,066,558	$-	$-	$(2,148,964)	(82,404)
Net loss	-	-	-	-	-	-	(100,858)	$(100,858)
Balance as of June 30, 2022 (Unaudited)	20,000	$2	20,665,578,306	$2,066,558	$-	$-	$(2,249,822)	$(183,262)
Acquisition of ZXG Holdings	-	-	1,465,761,690	146,576	11,943,070	-	(454,658)	11,634,990
Accumulated other comprehensive loss	-	-	-	-	-	(11,241)	-	(11,241)
Net loss							(834,757)	(834,757)
Balance as of September 30, 2022 (Unaudited)	20,000	2	22,131,339,996	2,213,134	11,943,070	(11,241)	(3,539,237)	10,605,730

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANS GLOBAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,766,078)	$(939,849)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expenses	1,680,694	588,827
Non-cash lease expenses	-	68,815
Changes in operating assets and liabilities:
Prepayments and other receivables	16,476	(44,100)
Accounts payable	(12,648)	53,874
Accrued liabilities and other payables	(21,692)	458,708
Contract liabilities	14,586	237,382
Income tax payable	-	2,179
Operating lease obligations	-	(64,031)
Net cash used in operating activities	(88,662)	(40,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the acquisition of ZXG Holdings	-	52,523
Purchases of property, plant and equipment	-	(630)
Proceeds from disposal of property, plant and equipment	86	-
Net cash provided by investing activities	86	51,893

CASH FLOWS FROM FINANCING ACTIVITIES:
Advanced from the related parties	477	(34,909)
Advanced from a director	83,975	79,671
Net cash provided by financing activities	84,452	44,762

Effect of exchange rate changes on cash and cash equivalents	(217)	(7,796)

Net change in cash and cash equivalents	(4,341)	48,664
Cash and cash equivalents, beginning of period	7,136	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2795	$48,664

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$2,179
Cash paid for interest paid	$-	$-
Interest expense for lease liabilities	79	1,986

See accompanying notes to the unaudited condensed consolidated financial statements.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of September 30, 2023, details of the Company’s major subsidiaries were as follows:

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

Foreign currency translation and re-measurement

The functional currency of the Company is the Chinese Renminbi (“RMB”).

The Company, whose translates their accounts into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in stockholders’ equity.

	As of and for the nine months ended September 30,
	2023	2022
Spot USD: RMB exchange rate	$7.27553	$7.11599
Average USD: RMB exchange rate	$7.02717	$6.59807

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of September 30, 2023 and December 31, 2022, cash equivalents amounted to $2,795 and 7,136, respectively.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Contract liabilities

Contract liabilities consist mainly of advances from customers. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for wines prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of September 30, 2023 and December 31, 2022, the Company had customer advances of $460,681 and $470,281,respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized nil and nil, respectively, of customer advances in the opening balance.

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

Recent Accounting Pronouncements

In October 2021，the FASB issued ASU 2021-08,“Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which provides guidance on the acquirer's accounting for acquired revenue contracts with customers in a business combination. The amendments require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination at the acquisition date in accordance with ASC 606 as if it had originated the contracts. This guidance also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The new guidance is required to be applied prospectively to business combinations occurring on or after the date of adoption. This guidance is effective for the Company for the year ending March 31, 2024 and interim reporting periods during the year ending March 31.2024.Earladoption is permitted. The Company does not expect that the adoption of this guidance to have a material impact on the financial position, results of operations, and cash flows.

In March 2022.the FASB issued ASU No.2022-02,Financial(Topic 326): Troubled Debt Instruments-Credit Losses Restructurings and Vintage Disclosures. which eliminates the troubled debt restructurings (TDRs) accounting model for creditors that have already adopted Topic 326, which is commonly referred to as the current expected credit loss (CECL) model. For entities that have adopted Topic 326, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The FASB's decision to eliminate the TDR accounting model is in response to feedback that the allowance under CECL already incorporates credit losses from loans modified as TDRs and, consequently, the related accounting and disclosures - which preparers often find onerous to apply - no longer provide the same level of benefit to users. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

In June 2022, the FASB issued ASU No.2022-03, Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which stipulates that a contractual restriction on the sale of an equity security should not be considered part of the equity security's unit of account and, therefore, should not be considered in measuring its fair value. For public business entities. the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, For the nine months ended September 30, 2023, net loss was $1,766,078, compared to net loss of $939,849 for the nine months ended September 30, 2022, reflecting an increase of $8,216,229. The increase was mainly the amortization cost of intangible assets and marketing expenses for sales. As of September 30, 2023, the Company incurred an operating loss of $1,766,114 for nine months ended September 30, 2023. compared to operating loss of $941,422 for the nine months ended September 30, 2022, reflecting an increase of $824,692. The Company had accumulated losses of $6,193,584, and working capital deficit of $922,835 as of September 30, 2023. These conditions among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the undertaking of its shareholders to provide continuing financial support to enable the Company to meet its liabilities as and when they fall due.

NOTE 4 – PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022

Prepayments	$13,005	$161,420

Other receivables	302,946	188,046
Less: Allowance for doubtful accounts	(134,636)	(141,776)
Other receivables, net	168,310	46,270
Total prepayments and other receivables	$181,315	$207,690

Balance of prepayments represented the advanced payments to suppliers. And the balance of other receivables included deposit of office rent and JD platform, and FA consulting fee.

NOTE 5 – AMOUNT DUE FROM THE RELATED PARTIES

		As of September 30, 2023	As of December 31, 2022

Guizhou Zui Xian Gui Liquor Co., Ltd.	Ren Chen is the legal representative and shareholder of the Guizhou Zui Xian Gui Liquor Co., Ltd.	$44,767	$47,141
Shenzhen Zui Xian Gui Supply Chain Co., Ltd.	Ren Chen is the legal representative and shareholder of the Shenzhen Zui Xian Gui Supply Chain Co., Ltd.	6,079	6,402
Zhiyu Lv	Manager of the ZXGSZ	-	126
Total amount due from the related party		$50,846	$53,669

The amount due from the related parties are unsecured with non-interest bearing, that are expected to be collect at the year ended 2023.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Office equipment	$1,887	$2,074
Less: Accumulated depreciations	(640)	(242)
Total property, plant and equipment, net	$1,247	$1,832

Depreciation expense, which was included in general and administrative expenses, for the nine months ended September 30, 2023 and 2022 was $398 and nil, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	As of September 30, 2023	As of December 31, 2022
Distributor channel	$11,749,874	$11,749,874
Less: Accumulated amortization	(2,850,566)	(1,170,280)
Less: Effect on exchange rate	(268,177)	(325,536)
Total	$8,631,131	$10,254,058

Amortization expense for the nine months ended September 30, 2023 and December 31, 2022 was $2,850,566 and $1,170,280 respectively, included in cost of revenues.

As of September 30, 2023, the future estimated amortization costs for distribution channel are as follows:

2023	$540,977
2024	2,163,903
2025	2,163,903
2026	2,163,903
Thereafter	1,081,954
Effect on exchange rate	516,491
Total	$8,631,131

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022

Accrued liabilities	$20,800	$57,500
Other payables	32,889	19,369
Total Accrued liabilities and other payables	$53,689	$76,869

Balance of accrued liabilities included the audit & related expenses. The balance of other payables included the accrual staff’s salaries & individual tax, VAT surcharge taxes, and payables to marketing fees.

NOTE 9 – CONTRACT LIABILITIES

Contract liabilities consisted of the following as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022

Contract liabilities	$460,681	$470,281

Balance of contract liabilities are the prepayment from the customers which are expected to be recognized as revenue during the year of 2023.

NOTE 10 – AMOUNT DUE TO A DIRECTOR

As of September 30, 2023 and December 31, 2022, the amount due to a director are $269,391 and $186,716, respectively, which are unsecured with non-interest bearing.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

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

People’s Republic of China

Zui Xian Gui International Holding (Shenzhen) Ltd. and Shenzhen Zui Xian Gui Brewery Technology Ltd. are operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. During the period ended September 30, 2023, the operations in People’s Republic of China incurred the net loss of $245,492 which can be used to offset the carry forwards retained earnings within 5 years that started from year 2023 to year 2027.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the nine months ended September 30, 2023, and 2022:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022

Loss attributed to PRC operations	$(48,492)	$-
PRC Statutory tax at 25% rate	-	-
Effect of PRC deductions and other reconciling items	-	-
Income tax	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the period ended September 30, 2023, and 2022:

	Nine months ended September 30,
	2023	2022

U.S. federal statutory income tax rate	21.0%	21.0%
Higher rate in PRC, net	4.0%	4.0%
Reconciling items, net operating losses in PRC, election to not recognize tax asset	-25.0%	-25.0%
The Company’s effective tax rate	-%	-%

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 12 – RELATED PARTIES’ TRANSACTIONS

For the nine months ended September 30, 2023 and 2022, the director, Chen Ren paid $269,391 and $186,716, respectively.

TRANS GLOBAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 13– NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. Due to the Company’s net loss from its continuing operations, all potential common share issuances had anti-dilutive effect on net loss per share.

The following table sets forth the computation of basic and diluted net loss per share for the nine months ended September 30, 2023, and 2022:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Total net loss attributable to common shareholders	$1,766,078	$939,849

Weighted average common shares outstanding – Basic and diluted	22,131,339,996	18,307,760,860

Loss per shares – basic and diluted:
Loss per shares – basic and diluted:	$(0.00)	$(0.00)

NOTE 14 - STOCKHOLDERS’ EQUITY

Authorized Capital Stock

Common Stock

The Company is authorized to issue 99,995,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2023, 22,131,339,996 shares were issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,500,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023, 20,000 shares of series B preferred stock were issued and outstanding.

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

NOTE 15 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2023, to the date these unaudited condensed consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Results of Operation

For the three and nine months ended September 30, 2023 and 2022

	Three months ended September 30,
	2023	2022	2023 vs 2022

Revenues	$-	$422,548	$(422,548)
Cost of revenues	-	(669,975)	669,975
Gross loss	-	(247,427)	247,427
Gross loss margin	-%	59%	-100%

Operating expenses	(553,727)	(588,903)	35,176
Other income, net	-	3,752	(3,752)
Income tax expense	-	(2,179)	2,179
Net loss	$(553,727)	$(834,757)	$281,030

	Nine months ended September 30,
	2023	2022	2023 vs 2022

Revenues	$-	$422,548	$(422,548)
Cost of revenues	-	(669,975)	669,975
Gross loss	-	(247,427)	247,427
Gross loss margin	-%	59%	(100)%

Operating expenses	(1,766,114)	(693,995)	(1,072,119)
Other income, net	36	3,752	(3,716)
Income tax expense		(2,179)	2,179
Net loss	$(1,766,078)	$(939,849)	$826,229

Revenue

Revenue was $Nil for the three months ended September 30, 2023, reflecting a decrease of $422,548 for the three months ended September 30, 2022. Such decrease was mainly reflected in absence of the sale of beverages.

Revenue was $Nil for the nine months ended September 30, 2023, reflecting a decrease of $422,548 for the nine months ended September 30, 2022. the Company suffered from the Covid-19, and we met the bottleneck since January 1, 2023. We’re planned to expand our brand to attract more potential users and customers, however, due to the high-level market competitive and the unsatisfactory operating, the Company decided to shut down the sale of beverages. And we’ll focus on the new products in the future operations.

Cost of Revenues

Cost of revenue was $Nil for the three months ended September 30, 2023, reflecting a decrease of $669,975 for the three months ended September 30, 2022.Such decrease was mainly due to the decrease in sales.

Cost of revenue was $Nil for the nine months ended September 30, 2023, reflecting a decrease of $669,975 for the nine months ended September 30, 2022. Such decrease was mainly due to the decrease in sales.

Gross Loss

Gross loss was $Nil and $247,427 for the three months ended September 30,2023 and 2022, respectively, reflecting a decrease of $247,427.

Gross loss was $Nil for the nine months ended September 30, 2023, reflecting a decrease of $247,427 for the nine months ended September 30, 2022. The gross profit margins decreased when the periods are compared to each other, but they have yet to show consistency over time, given the amount time measured is still relatively short.

Operating Expenses

Operating expense was $553,727 for the three months ended September 30, 2023, reflecting a decrease of $35,176 from $588,903 for the three months ended September 30, 2022. The decrease was mainly due to the decrease of marketing expense.

Operating expense was $1,766,114 for the nine months ended September 30, 2023, reflecting an increase of $828,408 from $693,995 for the nine months ended September 30, 2022.The increase was mainly the amortization cost of intangible assets of 1,091,521.

Net loss

For the three months ended September 30, 2023, net loss was $553,727, compared to net loss of $832,578 for the three months ended September 30, 2022, reflecting a decrease of $278,851. The decrease was mainly due to the decrease of the gross loss.

For the nine months ended September 30, 2023, net loss was $1,766,078, compared to net loss of $937,670 for the nine months ended September 30, 2023, reflecting an increase of $828,408. The increase was mainly the amortization cost of intangible assets.

Liquidity and Capital Resources

Working Capital as of September 30, 2023 and December 31, 2022

	As of
	September 30, 2023	December 31, 2022	2023 vs 2022
Total current assets	$234,956	$268,495	$(33,539)
Total current liabilities	(1,157,791)	(1,196,026)	38,235
Working capital	$(922,835)	$(927,531)	$4,696

As of September 30, 2023, we had cash and cash equivalents of $2,795, and we had working capital deficit of $922,835 as compared to working capital deficit of $97,531 as of December 31, 2022. The decreasing in working capital deficit was mainly reflected in the customer advances that were recognized as revenue during the period. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Cash Flows for the nine months ended September 30, 2023 and 2022

	Nine months ended September 30,
	2023	2022	2023 vs 2022

Cash flows used in operating activities	$(88,662)	$(40,195)	$(48,467)
Cash flows provided by investing activities	86	51,893	(51,807)
Cash flows provided by financing activities	84,452	44,762	39,690
Effect of exchange rate changes in cash during the year	(217)	(7,796)	(8,013)
Net changes in cash during the year	$(4,341)	$48,664	$(53,005)

Cash Flow from Operating Activities

For the nine months periods ended September 30,2023 and 2022, net cash used in operating activities was $88,662 and $40,195, respectively. Such an increase was primarily due to the increase of amortization expenses.

Cash Flow from Investing Activities

For the nine months periods ended September 30,2023 and 2022, net cash provided by investing activities was $86 and $51,893, respectively. Such a decrease was primarily due to the purchase of equipment.

Cash Flow from Financing Activities

Net cash used in financing activities was $84,452 and $44,762 for nine months ended September 30,2023 and 2022, respectively. Such increase was a result of more advances from the director.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of September 30, 2023 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of September 30, 2023.

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

TRANS GLOBAL GROUP INC.
(Name of Registrant)

Date: December 5, 2023	By:	/s/ Chen Ren
	Title:	Chief Executive Officer Chief Financial Officer Director